Form 10-Q
period 2010-10-31
FuLuCai Productions Ltd.
filed 2010-12-06
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54154
Commission File Number

FuLuCai Productions Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0680436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3632 – 13 St SW, Calgary AB	T2T 3R1
(Address of principal executive offices)	(Zip Code)

(403) 689-3901
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

80,000,000 common shares outstanding as of November 25, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FULUCAI PRODUCTIONS LTD.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO OCTOBER 31, 2010

REPORTED IN UNITED STATES DOLLARS

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the fiscal year ended April 30, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-1
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-2

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Balance Sheets

	October 31, 2010 (Unaudited)	April 30, 2010 (Audited)
Assets
Current assets
Cash	$9,536	$22,750
Total current assets	9,536	22,750

Deferred financing costs	7,000	-
Total assets	$16,536	$22,750

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$7,000	$3,000
Total current liabilities	7,000	3,000

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 80,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	16,000	16,000
Accumulated deficit during the development stage	(14,464)	(4,250)
Total Shareholders' Equity	9,536	19,750
Total Liabilities and Shareholders' Equity	$16,536	$22,750

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of operations (Unaudited)

	Three months Ended October 31, 2010	Six months Ended October 31, 2010	Inception March 26, 2010 Through October 31, 2010

Revenues	$-	$-	$-

Expenses:
Organizational expenses	-	-	1,250
Professional expenses	2,220	5,220	8,220
Video production	-	2,784	2,784
General and administration	25	2,210	2,210
Total operating expenses	2,245	10,214	14,464
(Loss) from operations	(2,245)	(10,214)	(14,464)

Other income (expense):	-	-	-
(Loss) before taxes	(2,245)	(10,214)	(14,464)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(2,245)	$(10,214)	$(14,464)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	80,000,000	80,000,000

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Cash Flows (Unaudited)

	Six months Ended October 31, 2010	Inception, March 26, 2010 Through October 31, 2010
Cash flows from operating activities:
Net (loss)	$(10,214)	$(14,464)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Deferred financing costs	(7,000)	(7,000)
Changes in current assets and liabilities:
Accounts payable and accrued expenses	4,000	7,000
Net cash flows used by operating activities	(13,214)	(14,464)

Cash From Investing Activities:	-	-
Net cash flows used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	24,000
Proceeds from related party loan	-	3,000
Repayment of related party loan	-	(3,000)
Net cash flows from financing activities	-	24,000

Net increase (decrease) in cash and cash equivalents	(13,214)	9,536
Cash and equivalents, beginning of period	22,750	-
Cash and equivalents, end of period	$9,536	$9,536

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the six months ended October 31, 2010
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the fiscal year ended April 30, 2010.

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – FuLuCai Productions Ltd. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on March 26, 2010. We are currently based in Calgary, Alberta, Canada. We intend to operate in the U.S. and Canada. Our fiscal year end is April 30 for financial reporting purposes.  Our website can be viewed at www.fulucai.tv.

Our plan of operation is to develop reality-based show concepts for sale to television and Internet production interests.  This planned development is expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.

To date, our business activities have been limited to organizational matters, development of a business plan, acquiring intellectual property rights, pre-production work on our  television pilot and the preparation and filing of an S-1 registration statement. Our S-1 was declared effective on October 6, 2010 as a result of which we are required to comply with the filing requirements as specified by the SEC. We are currently raising funds under our prospectus offering.  In the current development stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the six months ended October 31, 2010
 (Unaudited)

Note 1 - Organization and summary of significant accounting policies (continued):

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Development Stage Company:

The accompanying financial statements have been prepared in accordance with ASC Topic 915 "Accounting and Reporting by Development Stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom. Development stage companies report cumulative costs from the enterprise's inception.

Note 2 – Going concern:

At October 31, 2010, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have received a limited amount of funds prior to our fiscal year end which we are using to begin implementation of our business plan, however we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We do not currently have sufficient capital to fully implement our business plan. Although we are exploring other sources of capital, and we are undertaking an offering of registered securities having filed and cleared a registration statement with the Securities and Exchange Commission in an attempt to raise capital, there is no assurance that such efforts will succeed. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 –Registration costs and related commitments:

With the assistance of a consulting firm we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We believe that doing this will enable us to raise the capital necessary to implement our business plan. Although no written agreement has been executed, the consulting firm has verbally agreed to perform the services necessary to file Form S-1 for a flat fee of $7,000.  As of the date of these financial statements we have recorded this amount as deferred financing costs on our balance sheet.

These costs will be deferred until the stock offering is completed, at which time they will be charged against the proceeds of the stock offering, if successful, otherwise the costs will be charged to operations.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the six months ended October 31, 2010
 (Unaudited)

Note 4 – Acquisition of Media Rights

On inception, our Company’s CEO and a director, Mr. James Durward, transferred all rights to the title and interest he held along with all ancillary rights in the following original work written by himself:  The Real Deal, Writers Guild of Canada Reg. # S10-00417 (the “Properties”). Mr. Durward became the controlling shareholder of the Company on April 28, 2010.  We have not placed any value on these Properties due to the additional difficulty and expense of securing appraisals to comply with ASC Topic 926 (Entertainment-Films).  In respect of these and all future properties Mr. Durward has a 5% (five percent) gross overriding royalty on all revenues generated.  Our CFO, Secretary Treasurer and member of the Board Mr. Gordon Rix holds a 1% (one percent) gross overriding royalty on all broadcast licensing revenues generated by The Real
Deal.  Mr. Douglas MacLeod, an unrelated third party also holds a .5% (one half of one percent) gross overriding royalty on all broadcast licensing revenues generated by The Real Deal, bringing total broadcast licensing royalties payable to all parties to 6.5% (six and one half percent).

Note 5 - Recent accounting pronouncements

In April 2009, the FASB issued modification to ASC 805-20, “Business combinations-Sub topic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests”, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS"), SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the six months ended October 31, 2010
 (Unaudited)

Note 6 – Common Stock

On April 1, 2010 the Company received a subscription for 80,000,000 shares of our common stock for a purchase price of $0.0003 per share for total proceeds of $24,000.  Subsequently, all 80,000,000 shares were sold for cash proceeds equal to the original purchase price of $0.0003 per share to the Company’s CEO and President, Mr. James Durward.  At the date of this report Mr. Durward is our sole shareholder.    This transaction effected a change in control of the Company.

Note 7 – Related Party Transactions

During the three months ended July 31, 2010, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $4,994 for costs related to the video production and general administration expenses on behalf of the Company.  These costs were paid in full during the period ended October 31, 2010.

Mr. Durward and Mr. Rix, both of whom are directors and officers of the Company hold gross overriding royalties on all revenues generated by the Company’s Properties.  – Please refer to Note 4 - Acquisition of Media Rights for further details.

Note 8 – Subsequent Events

Subsequent to the period covered by this report, the Company received investor deposits totaling $49,400 from four subscribers.  As of the date of this filing the Company has not yet accepted the subscriptions as under the terms of our prospectus offering all funds totaling $100,000 must be received in order to close the offering.  The funds are currently held in a separate escrow account by International Securities Group Inc.

 The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions;  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means FuLuCai Productions Ltd.

Liquidity

As of October 31, 2010, our cash balance was $9,536.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Management believes that if we raise the funds as offered under our offering, our cash will be sufficient to meet our operating expense requirements for the next twelve month period. Initially, we will not have any cash flow from operating activities as we are in the development stage.  There can be no assurances that we will raise any funds under our current offering.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of October 31, 2010, we had total assets of $16,536 comprised of $9,536 in cash and $7,000 in deferred financing costs.  This reflects a decrease of $6,214 of the value of our total assets from $22,750 on April, 2010.    The decrease in assets was related to cash payments made for professional fees, video production costs and general and administrative expenses.  As of November 25, 2010, our total liabilities increased to $7,000 from $3,000 as of April 30, 2010.  The increase in our liabilities was the result of an invoice for offering costs.   We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

We will require a minimum of $100,000 to be expended on our existing operations.  We expect to raise these funds from our current offering to raise $100,000.  We cannot be assured we will raise any funds under our current offering.  As well, should we raise the funds under our offering to undertake the reality show development program based on the outcome of our initial development activities we may be required to raise additional capital to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in our required television development efforts and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010.

Our operating results for the six months ended October 31, 2010, are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful results including but not limited to generating a video trailer for our reality show concept and entering into distribution agreements to successfully market and distribute our projects.  It is unlikely that we will generate any revenue from our current reality show concept in the near future.

Expense

Our net loss for the six months ended October 31, 2010 was $10,214, of which $2,220 is an accrual for auditor fees, $500 is related to the auditor fees for the preparation of tax returns and $2,500 was paid for legal fees, $2,784 was paid for video production and $2,210 for general office expense including telephone, website development and promotion expenses related to our video production.  Our S-1 was effective on October 6, 2010 and therefore we are required to comply with the quarterly and annual filings as required by the SEC.  This being our first year of operation, we do not have comparative numbers for the prior periods.

Our net loss over the three month period ended October 31, 2010 was $2,245, which is primarily an accrual for audit fees.

Basic and diluted losses per share for the three month period ended October 31, 2010 was ($0.00).

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2010, our Registration Statement on Form S-1 under Commission file number 333-166949 was declared effective, enabling us to offer up to 10,000,000 shares of common stock of our company at a price of $0.01 per share.  As of the date of this filing we have received investor deposits of $49,400 but we have not yet finalized the subscriptions and we have segregated these funds as required under our prospectus offering until such time as we have raised the $100,000 under our offering.

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.1	Executed Royalty Agreement between the Company and Doug MacLeod dated April 14, 2010 granting a one half of a percent (0.5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.2	Executed Royalty Agreement between the Company and Gordon Rix, dated April 14, 2010 granting a one percent (1%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.3	Executed Royalty Agreement between the Company and James Durward, dated April 14, 2010 granting a five percent (5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.4	Escrow Agreement between the Company and International Securities Group Inc. dated May 1, 2010.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	December 3, 2010	By:	/s/ James Durward
		Name:	James Durward
		Title:	Chief Executive Officer, Principal Executive Officer and Director

Date:	December 3, 2010	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director