Form 10-Q
period 2011-01-31
FuLuCai Productions Ltd.
filed 2011-03-11
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of March 3, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FULUCAI PRODUCTIONS LTD.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2011
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO JANUARY 31, 2011

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the fiscal year ended April 30, 2010.

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-r to F-7

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Balance Sheets

	January 31, 2011 (Unaudited)	April 30, 2010 (Audited)
Assets
Current assets
Cash	$65,165	$22,750
Total current assets	65,165	22,750

Property and equipment, net	6,142	-
Total assets	$71,307	$22,750

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$790	$3,000
Total current liabilities	790	3,000

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 and 80,000,000 shares issued and outstanding as of January 31, 2011 and April 30, 2010, respectively	9,000	8,000
Additional paid in capital	108,000	16,000
Accumulated deficit during the development stage	(46,483)	(4,250)
Total Shareholders' Equity	70,517	19,750
Total Liabilities and Shareholders' Equity	$71,307	$22,750

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of operations (Unaudited)

	Three months Ended January 31, 2011	Nine months Ended January 31, 2011	Inception March 26, 2010 Through January 31, 2011

Revenues	$-	$-	$-

Expenses:
Organizational expenses	-	-	1,250
Depreciation	361	361	361
Professional expenses	3,577	8,797	11,797
Video production	23,096	25,880	25,880
General and administration	4,635	7,195	7,195
Total operating expenses	31,669	42,233	46,483
(Loss) from operations	(31,669)	(42,233)	(46,483)

Other income (expense):	-	-	-
(Loss) before taxes	(31,669)	(42,233)	(46,483)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(31,669)	$(42,233)	$(46,483)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	87,258,065	81,630,435

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Cash Flows (Unaudited)

	Nine months Ended January 31, 2011	Inception, March 26, 2010 Through January 31, 2011
Cash flows from operating activities:
Net (loss)	$(42,233)	$(46,483)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Depreciation	361	361
Changes in current assets and liabilities:
Accounts payable and accrued expenses	(2,210)	790
Net cash flows used by operating activities	(44,082)	(45,332)

Cash from Investing Activities:
Purchase office equipment	(6,503)	(6,503)
Net cash flows used in investing activities	(6,503)	(6,503)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	93,000	117,000
Proceeds from related party loan	-	3,000
Repayment of related party loan	-	(3,000)
Net cash flows from financing activities	93,000	117,000

Net increase (decrease) in cash and cash equivalents	42,415	65,165
Cash and equivalents, beginning of period	22,750	-
Cash and equivalents, end of period	$65,165	$65,165

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the nine months ended January 31, 2011
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the fiscal year ended April 30, 2010.

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

To date, our business activities have been limited to organizational matters, development of a business plan, acquiring intellectual property rights, the preparation and filing of an S-1 registration statement, development of our web-site and production of our television pilot. Our S-1 was declared effective on October 6, 2010 as a result of which we are required to comply with the filing requirements as specified by the United States Securities and Exchange Commission (“SEC”).  On December 17, 2010, we closed our prospectus offering and raised a total of $100,000, less deferred offering costs of $7,000, under the offering.  The offering costs of $7,000 were not paid from the proceeds of the offering, but were paid from working capital of the Company.  In the current development stage, we anticipate incurring operating losses as we implement our business plan.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the nine months ended January 31, 2011
 (Unaudited)

Note 1 - Organization and summary of significant accounting policies (continued):

Fixed assets - Property, plant and equipment is valued at cost less accumulated depreciation and impairment losses. If the costs of certain components of an item of property, plant and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately. Depreciation expense is recognized using the straight-line method and is amortized over the estimated useful life of the related asset. The following useful lives are assumed:

Furniture & office equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 5 years

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

Note 2 – Going concern:

At January 31, 2011, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have raised sufficient funds under our prospectus offering to fund our initial business plan, however we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan.   However as we progress the development of our reality show we may need to raise additional capital, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts and ultimately having a profitable level of operations.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the nine months ended January 31, 2011
 (Unaudited)

Note 3 –Registration costs and related commitments:

With the assistance of a consulting firm we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We closed this offering during the period covered by this report.  We paid an independent consulting firm the amount of $7,000 to perform the services necessary to file Form S-1.

As the stock offering was successful, these costs, which were prior charged as deferred financing costs are now charged against the proceeds of the stock offering.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
For the nine months ended January 31, 2011
 (Unaudited)

Note 5 - Recent accounting pronouncements (continued)

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 6 – Common Stock

As of January 31, 2011 the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

On April 1, 2010 the Company received a subscription for 80,000,000 shares of our common stock for a purchase price of $0.0003 per share for total proceeds of $24,000.  Subsequently, all 80,000,000 shares were sold for cash proceeds equal to the original purchase price of $0.0003 per share to the Company’s CEO and President, Mr. James Durward.  This transaction effected a change in control of the Company.

On December 17, 2010, we accepted subscriptions for 10,000,000 shares of our common stock for a purchase price of $0.01 per share for total consideration of $100,000.

Note 7 – Related Party Transactions

During the nine months ended January 31, 2011, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $29,003.85 for costs related to video production, equipment and general administration expenses paid by Mr. Durward on behalf of the Company.  These costs have been paid in full as at the period covered by the financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity

As of January 31, 2011, our cash balance was $65,165.   We have raised the $100,000 under our registration statement and management believes that our cash will be sufficient to meet our operating expense requirements for the next twelve month period. Initially, we will not have any cash flow from operating activities as we are in the development stage.  While management believes that we have sufficient funds to execute our current business plan for the next twelve months of operations, should there be any extraordinary expenses not currently anticipated there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

As of January 31, 2011, we had total assets of $71,307 comprised of $65,165 in cash and $6,142 in fixed assets, being equipment and software.  This reflects an increase of $48,557 of the value of our total assets from $22,750 on April 30, 2010.    The increase in assets is due to the closing of our prospectus offering whereby we raised a total of $100,000 and is offset by  cash payments made for professional fees, video production costs, video equipment and software, the costs of the offering, and general and administrative expenses.  As of January 31, 2011, our total liabilities decreased to $790 from $3,000 as of April 30, 2010.  The decrease in our liabilities was the result of payments being made against outstanding invoices from proceeds raised by the offering. We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

We will require a minimum of $100,000 to be expended on our existing operations.  We have raised these funds from our current offering of $100,000.  We believe we have sufficient funds for the next twelve months of operations.  However, as we progress our reality show development program based on the outcome of our initial development activities we may be required to raise additional capital to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010.

Our operating results for the nine months ended January 31, 2011, are described below.

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

Expense

Our net loss for the nine months ended January 31, 2011 was $42,233, of which $8,797 was paid for professional fees, including legal, audit and the costs of the preparation of the registration statements, $25,880 was  paid for video production and $7,195 for general office expense including telephone, website development and promotion expenses related to our video production.  This being our first year of operation, we do not have comparative numbers for the prior periods.

Our net loss over the three month period ended January 31, 2011 was $31,669, which was expended as follows:  $3,577 was expended on professional fees, including audit fees, $23,096 was expended on video production and $4,635 was expended on general and administration expenses, including office, telephone, entertainment and other miscellaneous fees.

Basic and diluted losses per share for the three month and nine month periods ended January 31, 2011 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending January 31, 2011.

Use of Proceeds from First Registration Statement

On October 6, 2010 our Registration Statement on Form S-1 under Commission file number 333-166949 was declared effective, enabling us to offer up to 10,000,000 shares of common stock of our company at a price of $0.01 per share. On December 17, 2010 we accepted subscriptions for a total of 10,000,000 common shares from various investors for cash proceeds of $100,000.   No commissions were paid on the issuance.

We did not expend any funds from the $100,000 proceeds of our offering for the costs of the offering.    The actual expenses for the costs of offering as detailed below totaling $12,620 were paid from general working capital, which includes the $7,000 of deferred offering costs.    Following is the use of proceeds for actual expenses incurred for our account in connection with the issuance and distribution of the securities.

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	5,500
Costs of the offering	0	7,120
Office and Administration	0	0
Total	0	12,620

Following is a table detailing the use of net offering proceeds of $100,000 which are expended to date; there was no deduction for funds paid in connection with the costs of the offering, as those payments were made from prior working capital.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Legal and Accounting	0	4,200
Consulting	0	1,700
Office Furniture, Equipment and Supplies	0	6,503
Video Production	0	25,880
Administration Expenses	0	6,662
TOTAL	0	44,945

We still have sufficient proceeds on hand to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

The Company has completed production and post-production of its first series of The Real Deal. This multi-episodic series was released on the Company's website,  www.fulucai.tv, on March 4, 2011. Management expects to use this series as a marketing tool to sell the concept to television stations and investor relations groups. There are no such sales at this time.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.1	Executed Royalty Agreement between the Company and Doug MacLeod dated April 14, 2010 granting a one half of a percent (0.5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.2	Executed Royalty Agreement between the Company and Gordon Rix, dated April 14, 2010 granting a one percent (1%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.3	Executed Royalty Agreement between the Company and James Durward, dated April 14, 2010 granting a five percent (5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.4	Escrow Agreement between the Company and International Securities Group Inc. dated May 1, 2010.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	March 11 , 2011	By:	/s/ James Durward
		Name:	James Durward
		Title:	Chief Executive Officer, Principal Executive Officer and Director

Date:	March 11 , 2011	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director