Form 10-K
period 2011-04-30
FuLuCai Productions Ltd.
filed 2011-06-07
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54154
Commission File Number

Fulucai Productions Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0680436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1, 3632-13 St SW, Calgary, AB Canada	T2T 3R1
(Address of principal executive offices)	(Zip Code)

403-689-3901
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of October 31, 2010 the aggregate market value of voting common stock held by non-affiliates of the registrant was $Nil. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

90,000,000 common shares outstanding as of May 27, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

None

Fulucai Productions Ltd.

PART I

ITEM 1.  BUSINESS

Statements in this Form 10-K Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements, pricing, general industry and market conditions, growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

General Development of Business

Fulucai Productions Ltd. was incorporated on March 26, 2010 under the laws of the State of Nevada and is referenced herein as either "Fulucai", "the Company", "we", "us" or "our".  We are a development stage independent concept developer in the field of television and motion pictures having our principal office located at Room 1, 3632-13 St SW, Calgary, Alberta, Canada T2T 3R1. Our phone number is (403) 689-3901 and our e-mail is jimd@fulucai.tv.  Our website is at www.fulucai.tv.

We are in the business of developing reality-based television programs and video and post production services.  To date, our business activities have been organizational and pre-production activities, the acquisition and development of our first reality television concept which is called The Real Deal and a contract to provide production with an outside company which is described below.

The Real Deal

The Real Deal is our first reality show television concept.   The first series of The Real Deal was completed in March, 2011 and, using the first series as a marketing tool, we are currently seeking licensors for the concept. To date we have no licensors of The Real Deal.   The Real Deal was posted live on our web-site and the voting on the first segment is closed and completed.  The Real Deal has received notice that it has been nominated by Digital Alberta Awards as a finalist in their Best in Financial Services Category.   The final selection will be made on  June 6, 2011.

Video and  Post Production Contract

On March 28, 2011, Fulucai Productions Ltd. and Octacation Productions Ltd. (“Octacation”) entered into a Development Agreement (the “Agreement”) whereby the Company will provide video production and post-production services  for the development of a marketing video for Octacation’s movie, “Smack in the Middle of Nowhere”.

Under the terms of the Agreement the Company will provide video production and post-production services, voice acquisition and mixing, sound effects, non-union actors, craft services, direction, and editing. Any and all other services, including music, will be considered extras and billed on a cost-plus-20% basis.

On or before April 29, 2011, Octacation was to provide the Company with ten (10) storyboarded scenes and scripted dialogue, if any, to be used by Company as guidance for the Trailer production. Prior to April 29, 2011, Octacation delivered to the Company the required storyboarded scenes and planning of the trailer has commenced. The Company does not expect any material expenses during the planning period as the Company’s President is performing the planning duties at no charge to the Company.

Television Industry Overview

United States Television Distribution

Television rights in the United States are generally licensed first to pay television for an exhibition period following home video release, thereafter to network television for an exhibition period, then to pay television again, and finally syndicated to independent stations. Therefore, the owner of a property may receive payments resulting from television licenses over a period of six years or more.

Cable and Pay Television

Pay television rights include rights granted to cable, direct broadcast satellite, microwave, pay per view and other services paid for by subscribers. Cable and pay television networks usually license properties for initial exhibition commencing six to twelve months after initial domestic theatrical release (if any), as well as for subsequent showings. Some pay television services have required exclusivity as a precondition to such contracts. The pay television market is characterized by a large number of sellers and few buyers.  However, the number of properties utilized by these buyers is extremely large.

Network Television

In the United States, broadcast network rights are granted to ABC, CBS, NBC, FOX or other entities formed to distribute programming to a large group of stations. The commercial television networks in the United States license properties for a limited number of exhibitions.

Television Syndication

If the producer has entered into a commercial television network license the property may be shown shortly after its completion through a number of outlets. This activity, known as “syndication,” has become an important source of revenues as the number of, and competition for, programming among local television stations has increased.

Foreign Television Syndication

Properties are now being licensed in the foreign television market in a manner similar to that in the United States. The number of foreign television stations as well as the modes of transmission (i.e., pay, cable, network, satellite, etc.) have been expanding rapidly, and the value of such markets has been likewise increasing and we believe will continue to expand. Producers may license properties to foreign television stations during the same period they license such properties to television stations in the United States; however, governmental restrictions and the timing of the initial foreign theatrical release of the property in the territory may delay the exhibition of such properties in such territory.

Re-licensing

The collective retained rights in a group of previously produced properties is often a key asset, as such properties may be re-licensed in the pay and commercial television, home video and non-theatrical markets.

Production

The Company plans to produce its trailers at the lowest possible cost consistent with the quality that it seeks to achieve. The Company will attempt to avoid the substantial overhead associated with major production companies by maintaining minimal staff. The Company does not own production facilities or equipment, but will adopt the standard industry practice of renting production facilities and equipment and engaging free-lance production staff on an “as-needed” basis.

The Company expects the total production period for a Company-produced trailer to generally continue for as long as three months and in some instances, even longer. Multiple projects may run concurrently, should we have sufficient funds available to do so.

Distribution Approach

From a business perspective, the primary goal of the Company's ventures is to maximize its revenues to it and to seek to maximize the return on investment of its shareholders; however, there can be no assurance that this goal will be achieved or that increased revenues will equate to a higher return on investment. The ultimate commercial success of any video product is dependent on its distribution. The Company believes that the most important initial objective in achieving this goal is to maximize proceeds from the North American licensing of its concepts, since it considers such markets to be the single most important determinant of a picture's performance in the subsequent markets of home Video/DVD/Podcasts, pay cable and free broadcast television and foreign television syndication.

The Company plans to approach prospective distributors with a completed trailer, thus potentially enhancing its bargaining position with respect to negotiating the terms of the distribution arrangements. The Company may present the trailers at the major television markets held each year in the USA. The producers believe they will have designed trailers to be attractive to distributors since elements of the trailers will be specifically conceived to appeal to some of the most important segments of the reality show-viewing public.

Current Projects

The Company is currently developing one (1) project in-house and has one contract project under production. Our current in –house project is called “The Real Deal”, Writers Guild of Canada Reg. # S10-00417. The Real Deal is a reality show concept that features companies competing for a potential financing. Expert panelists listen to corporate presentations and, through a series of elimination rounds, determine which company is worthy of receiving a financing offer. The target audience is that of popular investment-related shows such as CNBC’s Mad Money and ABC’s Shark Tank (both in the US) and Dragon’s Den and BNN (in Canada). All rights to The Real Deal were acquired from our President, James Durward in return for a 5% gross overriding royalty on all revenues generated by all of the Company’s present and future properties.  We have also agreed to pay, to Mr. Gordon Rix who is an officer and director of the Company, a royalty of 1% on all broadcast licensing revenues related to The Real Deal until such time as the Company sells or otherwise disposes of The Real Deal rights. There are no plans to sell or otherwise dispose of these rights at this time.  We have also agreed to pay, to Douglas MacLeod, an unaffiliated consultant, a royalty of .5% on all broadcast licensing revenues related to The Real Deal until such time as the Company sells or otherwise disposes of The Real Deal rights. There are no plans to sell or otherwise dispose of these rights at this time.

We have purchased equipment necessary to operate a small video production facility that currently operates from space provided free of charge by our President. We recently contracted our services to a company that is developing a motion picture property (the “Contractor”). This contract provides for us to generate a movie “trailer” in return for $40,000. We have received a $15,000 initial payment and have begun work on the trailer development. Our president is also the president and controlling shareholder of a private company that loaned the Contractor $20,000 to assist the Contractor in its endeavor. Further, Gordon Rix, a director and officer of our Company was the author of the script currently under production by the Contractor.  Neither we nor our officers or directors hold any shares in the Contractor or exercise any control over the Contractor. We will not be paid the $25,000 contract balance until after the Contractor completes its public offering, which is expected to occur before the end of 2011, and we deliver the completed trailer. We expect that in any event, we will not spend more than $15,000 in total trailer development expenses for this contract.

Distribution Arrangements

Effective distribution is critical to the economic success of a television product, particularly when made by an independent production company. We have not as yet negotiated any distribution agreements.

We intend to market our trailers to existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market our product on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately.  In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.

To the extent that we may engage in foreign distribution of our products, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of "piracy" copying, and licensing or qualification fees.

It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for our development concepts.

Competition

The television production industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of entertainment.  The industry is currently evolving in such a way that certain multinational multimedia firms will be able to dominate this space because of their control over key film, magazine, and television content, as well as key network and cable outlets.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed product.  All of our competitors will likely be organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. Our success will depend on public taste, which is both unpredictable and susceptible to rapid change. As an independent production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a distribution deal.

In order to be competitive, we intend to create and/or acquire innovative concepts that may appeal to a wide range of public tastes both in the United States and abroad.  Moreover, by producing our products in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our products to distributors at competitive pricing.  Investors must be aware that at this time we have not produced any film and may not ever be successful in doing so in the future.

Intellectual Property Rights

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our products under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem.  The motion picture industry trade association provides a piracy hotline and investigates all piracy reports. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.

Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office.  Both offices will register claims to copyright and issue certificates of registration but neither will "grant" or "issue" copyrights.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in both Canada and the United States does not cover the idea or concept behind the work or any characters portrayed in the work.  Registration with the appropriate office establishes a public record of the copyright claim.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. Under the laws of both the United States, and Canada, these individuals are not always considered the "authors," however, because a motion picture is frequently a "work made for hire." In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes.  We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada's copyright law is distinguished from that of the United States by recognizing the moral rights of authors.  Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation. Moral rights cannot be sold or transferred, but they can be waived. We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author's life plus an additional 70 years after the author's death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas. We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies. Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world. In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. The United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures. If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue as a result of motion picture piracy.  (Motion Picture Academy of America, United Drive-In Theater Owners Association and National Association of Theater Owners annual reports 2007, 2008)

Labor Laws

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative talent as well as industry-wide collective bargaining agreements.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations.  If such actions impede our ability to operate or produce a motion picture, it may substantially harm our ability to earn revenue and result in our business to fail. (Screen Actors Guild Codified Agreement). We will use non-unionized talent whenever possible to reduce our costs of production.  Notwithstanding, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions, that bargain collectively with producers on an industry-wide basis from time to time. Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions.  Strikes or other work stoppages by members of these unions could delay or disrupt our activities.  The extent to which the existence of collective bargaining agreements may affect us in the future is not currently known.

Description of Property

We own no real estate property or production facilities. We are presently using office space in Calgary, Canada, provided at no cost by our President.  We plan to utilize this arrangement until such time as revenues, in management’s opinion, are sufficient to pay rent at regular market rates.

Number of Total Employees

Fulucai is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our officers and directors to set up our business operations.  Our Officers and Directors currently provide services to the Company at no cost.  The President, Mr. James Durward currently works full-time as an unpaid employee on our business. Mr. Rix intends to spend such time as may be required in his role as Chief Financial Officer and a Director of the Company.

We cannot estimate at this time how much that role may require. Mr. Durward is our only full-time employee and is not paid for his services.  We believe that our operations are currently on a small scale that is manageable by these individuals.

The film production professionals we plan to utilize will be considered independent contractors.  We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of our company.

Employment Agreements

There are currently no employment agreements and none are anticipated to be entered into within the next twelve months. There is a gross overriding royalty agreement between the Company and Douglas McLeod whereby Mr. McLeod will provide creative input and project management recommendations with regard to the trailer development and marketing in return for a .5% (one half of one percent) gross overriding royalty on all broadcast licensing revenues generated by the Real Deal. A .5% gross royalty interest in The Real Deal means that for every dollar ($1.00) that is generated as revenue, Mr. McLeod will be entitled to receive $0.005. Douglas MacLeod is a Calgary based independent producer who has been involved in the Canadian film and television industry for over thirty-five years, executive producing and producing feature films, television movies and prime time dramatic series for domestic and international markets. Doug has also served on the Board of Directors of the Canadian Film & Television Production Association, is a former co-chair of the Government of Alberta’s Film and Television Advisory Committee and is a Past President of the Alberta Motion Picture Industry Association.  Douglas McLeod is unaffiliated with the Company.

Intellectual Properties

James Durward, the President and CEO of the Company, contributed all right, title and interest he held along with all ancillary rights in the original works written by himself and as registered with the Writers Guild of Canada (“WGC”) Registration Number S10-00417, and named “The Real Deal”. In return he was granted a 5% gross royalty interest in all of the Company’s products which means that for every dollar that is generated as revenue, Mr. Durward will be entitled to receive $0.05. We have placed no value on this current property due to the additional difficulty and expense of securing appraisals to comply with the American Institute of Certified Public Accountant’s Statement of Position 00-2. The WGC is a guild which represents any/all aspects of writers including but not limited to registration of materials and collective bargaining of/for contracts.  Please visit their website at www.wgc.ca for further information.  Registration with the WGC is not the same as maintaining a registered copyright.  Under U.S. copyright law, all literary works receive copyright protection when a work is complete,  registration simply established a definitive date of a work and gives the holder of the copyright the right to, among other things, collect attorney’s fees in the prosecution of infringement claims.  Registration with the WGC does not afford the registrant with a right to collect attorney’s fees but it does establish an objective date of a literary work. The Company has not sought copyright protection on its property at this point because a script tends to be revised many times and is generally not complete until production is complete.  Once production is completed on each of its projects, the Company intends to file for copyright protection.

Investments in Marketable and Non-Marketable Securities

None

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.  PROPERTIES

The Company does not own any properties or any real estate.

ITEM 3.  LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

During April 2011, the Company's common stock was approved for quotation on the OTC Markets QB and OTC Bulletin Board under the symbol "FCPS".  As of the date of this report, there has been no trading in the Company’s shares.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities

There were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Legal and Accounting	0	7,026
Consulting	0	2,225
Office Furniture, Equipment and Supplies	0	18,866
Video Production	0	25,880
Administration Expenses	0	14,103
TOTAL	0	68,100

We still have sufficient proceeds on hand to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock. The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity and Capital Resources

As of April 30, 2011, we had total assets of $75,743 ($22,750- 2010) comprised of $57,780 in cash and $17,963 in fixed assets, being equipment and software.  This reflects an increase of $52,993 of the value of our total assets from $22,750 on April 30, 2010.    The increase in assets is due to the closing of our prospectus offering whereby we raised a total of $100,000 and is offset by cash payments made for professional fees, video production costs, video equipment and software, the costs of the offering, and general and administrative expenses.  As of April 30, 2011, our total liabilities increased to $19,985 from

$3,000 as of April 30, 2010.  The increase in our liabilities is related to the accrual of expenses related to audit fees and a customer deposit in the amount of $15,750 pursuant to a development contract whereby we are required to deliver a final production product to a customer. We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

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

Results of Operations

Our operating results for the fiscal year ended April 30, 2011 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful results including but not limited to generating a video trailer for our reality show concept and entering into distribution agreements to successfully market and distribute our projects.  It is unlikely that we will generate any revenue from our current reality show concept in the near future.  We do have one development contract currently executed that will generate a total of $40,000 of revenue upon completion.   We expect to complete this contract within the next six months.  We have booked the $15,750 deposit for this work as a customer deposit as we are required to deliver a finished product in order to complete this contract.

Expense

Our net loss for the fiscal year ended April 30, 2011 was $56,992 as compared to $4,250 for fiscal 2010, of which $15,914 ($3,000 – 2010) was paid for professional fees, including legal, audit and the costs of the preparation of the registration statement, $25,880 (nil – 2010) was paid for video production and $14,295 (nil – 2010) for general office expense including telephone, website development and promotion expenses related to our video production.

For the fiscal year ended April 30, 2011 the Company incurred operating losses of $56,992 (2010 - $4,250).  Professional expenses increased from $3,000 (2010) to $15,914 (2011) primarily due to fees associated with the filing of the Company’s Registration Statement. Administrative expenses increased from $0 (2010) to $14,295 (2011) as the Company incurred increased costs related to regulatory filing costs during the current year and operations related to its video production.  Depreciation and amortization expenses were $903 for fiscal 2011 as compared to nil for fiscal 2010 due to the purchase of equipment during fiscal 2011. During fiscal 2011 the Company recorded video production expenses related to development of its show The Real Deal and its associated website of $25,880 with no similar charges in the prior fiscal year.

Net losses for the two completed fiscal years were $56,992 (2011) and $$4,250 (2010) respectively.  Net losses reflect increased activity in the production of our new show, which was not offset by revenues, and increased expenses related to public company filing expenses.

Basic and diluted losses per share for the respective fiscal periods ended April 30, 2011 and April 30, 2010 was ($0.00).

Tabular Disclosure of Contractual Obligations

There are no Contractual Obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

FULUCAI PRODUCTIONS LTD.

FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Fulucai Productions Ltd.

We have audited the accompanying balance sheets of Fulucai Productions Ltd.  (a development stage enterprise) (the Company) as of  April 30, 2011 and 2010, and the related  statements of operations, changes in  shareholders’ equity, and cash flows for the year ended April 30, 2011, for the period from  March 26, 2010 (inception) to April 30, 2010, and for the period from March 26, 2010 (inception) through April 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fulucai Productions Ltd.  as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended April 30, 2011, for the period from March 26, 2010 (inception) to April 30, 2010, and for the period from March 26, 2010 (inception) to April 30, 2011,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has not yet produced revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

June 4, 2011

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Balance Sheets

	April 30,
	2011	2010
Assets
Current assets
Cash	$57,780	$22,750
Total current assets	57,780	22,750

Property and equipment, net	17,963	-
Total assets	$75,743	$22,750

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,235	$3,000
Customer deposits	15,750	-
Total current liabilities	19,985	3,000

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 and 80,000,000 shares issued and outstanding as of April 30, 2011 and April 30, 2010, respectively	9,000	8,000
Additional paid in capital	108,000	16,000
Accumulated deficit during the development stage	(61,242)	(4,250)
Total Shareholders' Equity	55,758	19,750
Total Liabilities and Shareholders' Equity	$75,743	$22,750

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Operations
			Inception
			(March 26, 2010)
	Year ended April 30,		Through
	2011	2010	April 30, 2011

Revenues	$-	$-	$-

Expenses:
Organizational expenses	-	1,250	1,250
Depreciation	903	-	903
Professional expenses	15,914	3,000	18,914
Video production	25,880	-	25,880
General and administration	14,295	-	14,295
Total operating expenses	56,992	4,250	61,242
(Loss) from operations	(56,992)	(4,250)	(61,242)

Other income (expense):	-	-	-
(Loss) before taxes	(56,992)	(4,250)	(61,242)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(56,992)	$(4,250)	$(61,242)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	83,671,233	80,000,000

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Changes in Shareholders' Equity

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, March 26, 2010	-	$-	$-	$-	$-
Shares issued for cash April 1, 2010	80,000,000	8,000	16,000	-	24,000
Loss for the period				(4,250)	(4,250)
Balances, April 30, 2010	80,000,000	8,000	16,000	(4,250)	19,750
Shares issued for cash, net of costs	10,000,000	1,000	92,000		93,000
Loss for the period				(56,992)	(56,992)
Balance, April 30, 2011	90,000,000	$9,000	$108,000	$(61,242)	$55,758

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Cash Flows

			Inception
			(March 26, 2010)
	Year ended April 30,		Through
	2011	2010	April 30, 2011
Cash flows from operating activities:
Net (loss)	$(56,992)	$(4,250)	$(61,242)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	903	-	903
Changes in current assets and liabilities:
Accounts payable and accrued expenses	1,235	3,000	4,235
Customer deposits	15,750	-	15,750
Net cash flows used by operating activities	(39,104)	(1,250)	(40,354)

Cash from Investing Activities:
Purchase office equipment	(18,866)		(18,866)
Net cash flows used in investing activities	(18,866)		(18,866)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	93,000	24,000	117,000
Proceeds from related party loan	-	3,000	3,000
Repayment of related party loan	-	(3,000)	(3,000)
Net cash flows from financing activities	93,000	24,000	117,000

Net increase (decrease) in cash and cash equivalents	35,030	22,750	57,780
Cash and equivalents, beginning of period	22,750	-	-
Cash and equivalents, end of period	$57,780	$22,750	$57,780

Supplemental cash flow disclosures:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 1 - Organization and summary of significant accounting policies:

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

Furniture & office equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 5 years

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 1 - Organization and summary of significant accounting policies (continued):

Revenue recognition for services – The Company recognizes revenue for services using the completed performance method, which is applied when more than one act must be performed to complete a service, and when the final act is so significant to the entire transaction taken as a whole, that performance cannot be considered to have taken place until the performance of that final act occurs, at which time revenue in respect of the service will be recognized.

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

Note 2 – Going concern:

At April 30, 2011, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have raised sufficient funds under our prospectus offering to fund our initial business plan, however we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan.   However as we progress the development of our reality show we may need to raise additional capital, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts and ultimately having a profitable level of operations.

Note 3 –Registration costs:

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

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

Note 5 – Service agreement

On March 28, 2011, Fulucai Productions Ltd. (the “Company”) and Octacation Productions Ltd. (“Octacation”) entered into a Development Agreement (the “Agreement”) whereby the Company will provide video production and post-production services (the “Services”) for the development of a marketing video (the “Trailer”) for Octacation’s movie, “Smack in the Middle of Nowhere”.

Under the terms of the Agreement the Company will provide video production and post-production services, voice acquisition and mixing, sound effects, non-union actors, craft services, direction, and editing. Any and all other services, including music, will be considered extras and billed on a cost-plus-20% basis.

On or before April 29, 2011, Octacation was to provide the Company with ten (10) storyboarded scenes and scripted dialogue, if any, to be used by Company as guidance for the Trailer production. Prior to April 29, 2011, Octacation delivered to the Company the required storyboarded scenes and planning of the trailer has commenced.. The Company does not expect any material expenses during the planning period as the Company’s President is performing the planning duties at no charge to the Company.

Octacation has agreed to pay the Company a total of US$40,000 (plus any applicable taxes) for the Trailer development, $15,000 (plus any applicable taxes) of which was paid upon signing of the Agreement with the balance due within 30 days of the closing of Octacation’s contemplated financing on Form S-1 Registration Statement, which was originally filed on March 22, 2011.  The Company must deliver the complete Trailer within six months of the final payment. On March 30, 2011, $15,750 including applicable taxes was received from Octacation, which amount is reflected on the balance sheets as “Customer Deposits” until such time as the Trailer production is complete.

Gordon Rix, a director and officer of the Company licensed the rights to “Smack in the Middle of Nowhere to Octacation Productions Ltd. Mr. Rix abstained from voting on the entry into the Agreement between Octacation and the Company.

Note 6 – Property and equipment

Property and Equipment consisted of the following at April 30, 2011 and 2010.

	April 30, 2011	April 30, 2010
Computer and equipment	$18,866	$-
Less accumulated depreciation/amortization	(903)	-
Property and equipment, net	$17,963	$-

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 7 - Income taxes

The provision (benefit) for income taxes for the years ended April 30, 2011, and 2010 was as follows (assuming a 34 percent effective tax rate):

	Year Ended April 30,
	2011	2010
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$19,377	$1,445
Change in valuation allowance	(19,377)	(1,445)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2011, and 2010, as follows:

	April 30,
	2010	2009
Loss carryforwards	$20,822	$1,445
Less - Valuation allowance	(20,822)	(1,445)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended April 30, 2011, and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.  As of April 30, 2011, the Company had approximately $61,242 (2010 - $4,250) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2029.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at April 30, 2011 or April 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended April 30, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at April 30, 2011 and 2010.

The tax returns for the years ended April 30, 2011 and 2010 are subject to examination by the Internal Revenue Service.

Note 8 - Recent accounting pronouncements

In April 2009, the FASB issued modification to ASC 805-20, “Business combinations-Sub topic 20 Identifiable Assets and Liabilities, and Any Noncontrolling Interests”, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 8- Recent accounting pronouncements (continued)

with ASC 450 (“ASC 450”) “Contingencies”. Further, ASC 805-20 requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities arising from contingencies be developed based on their nature. The modifications to ASC 805-20 are effective for assets or liabilities arising from contingencies in business combinations whose acquisition date is on or after January 1, 2009.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 9 – Common Stock

As of April 30, 2011, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 10 – Related Party Transactions

During fiscal year ended April 30, 2011, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $49,534 for costs related to video production, equipment and general administration expenses paid by Mr. Durward on behalf of the Company.  These costs have been paid in full as at the period covered by the financial statements.

Mr. Durward and Mr. Rix, both of whom are directors and officers of the Company hold gross overriding royalties on all revenues generated by the Company’s Properties.  – Please refer to Note 4 - Acquisition of Media Rights for further details.

The Company has entered into a Service Agreement with Octacation Productions Ltd. whereby the Company will provide video production and post-production services (the “Services”) for the development of a marketing video (the “Trailer”) for Octacation’s movie, “Smack in the Middle of Nowhere”.   Mr. Gordon Rix, a director and officer of the Company licensed the rights to “Smack in the Middle of Nowhere to Octacation Productions Ltd.  Please refer to Note 5 – Service Agreement for further details.  Further to this Service Agreement, Mr. James Durward, an officer and director of the Company made a loan to Octacation Productions Ltd. in the amount of $20,000 of which $15,000 was paid to Fulucai pursuant to the terms of the Service Agreement.

Note 11 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended April 30, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our controls and procedures had no material deficiencies and were effective.

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and our consolidated subsidiaries that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

As of April 30, 2011, our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below.   Management reviewed both the system of internal controls with respect to our financial reporting (ICFR) and the effectiveness of the disclosure controls and procedures (DCP) in place with respect to our financial reporting.  In conducting this review the Company’s management considered:

(1)	the limited operations of the Company;
(2)	the limited financial transactions occurring on a monthly and quarterly basis;
(3)	the fact that all financial transactions involve normal course payments to third party consultants involved in the sole function of meeting SEC reporting requirements; and,
(4)	the limited value of transactions.

Based on consideration of the above detailed facts, management determined that the Company’s existing controls and procedures with respect to financial reporting and disclosure controls and procedures were in fact, effective.

Lack of an audit committee or independent board members does not constitute a material weakness under the standards of the PCAOB based on the Company`s existing circumstances.  Further, as the Company uses the services of external consultants to manage bookkeeping records including the issuance of payments approved by management; has suitable period closing procedures and policies in place; and, given the limited nature of our operations, we believe that any material misstatement would be detected upon management’s review.  In addition, given the limited scope of the Company’s operations, management believes our internal control over financial reporting would prevent or detect misstatements.

Upon completion of this review the Company’s Principal Executive Officer and Principal Financial Officer determined the existing ICFR and DCP were effective, with no material deficiencies.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending April 30, 2011.

Name	Age	Position	Term
James Durward	57	President, CEO and Director	From March 26, 2010 to present
Gordon Rix	54	Secretary Treasurer, CFO and Director	From March 26, 2010 to present

Mr. James Durward - Director, President, Chief Executive Officer

From March 2010 to date, Mr. Durward has been the President, CEO and Director of the Company. From October, 1999 until March, 2010 he was a Director and Officer of Unitech Energy Resources Inc. (“URX”) a Canadian company listed on the TSX Venture Exchange, a company which he founded. While associated with URX he was responsible for the general management, financing, and specification/design of URX’s proprietary LeadScan geological database system. From March 2, 2004 to March 21, 2007, Mr. Durward was also the president of LogSearch, Inc. (“LS”), a US reporting issuer that held US rights to the LeadScan system. From April 20, 2004 until February 2007 he was also the president of Emission Differentials Ltd. (“EDL”) a US reporting issuer developing an emissions credit trading concern. Both LS and EDL were sold at the respective dates of his departure.

Mr. Gordon Rix – Director, Chief Financial Operator, Secretary and Treasurer

For the past five years Mr. Rix has been involved in International Financial Services Management, serving in senior management roles with the Royal Bank of Canada from February, 2003 to March 2006, and Travelex Worldwide Money from April, 2006 to November, 2006, before joining Scotiabank in February, 2007 until the present, in his current role as Senior Manager Global Transaction Banking.  Previously, Mr. Rix was involved in Financial Media Production as V.P. Producer with FreeRealTime.com and as General Manager, with a Film Distribution Company, MMC Video One Canada.  Mr. Rix’s background in sales, marketing, and management has been supplemented by 25 years’ experience as a working Actor, Screenwriter and Producer.  Mr. Rix is a currently active 20 year member of ACTRA, (the Alliance of Canadian Cinema, Television, and Radio Artists).  Mr. Rix holds a Bachelor’s Degree in Economics and Communications from the University of Alberta in 1983.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

There are no family relationships among directors and executive officers.  There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected.  Our executive officers are elected annually by our Board of Directors.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us,  or has a material interest adverse to us.

None of our executive officers or directors within the last five years have been involved in any bankruptcy proceedings, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended April 30, 2012.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Durward, President (CEO), Director	2011	-0-	-0-	-0-	-0-	-0-	-0-
James Durward, President (CEO), Director	2010	-0-	-0-	-0-	-0-	-0-	-0-
Gordon Rix, CFO, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-
Gordon Rix, CFO, Director	2010	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Durward	-0-	-0-	-0-	-0-	-0-
Gordon Rix	-0-	-0-	-0-	-0-	-0-

During the most recent fiscal year, no directors were provided any compensation except as noted above or under Summary Compensation.

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer will negotiate and approve the contracts and compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 30, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	James Durward, 3632-13 St SW, Calgary, Alberta, T2T 3R1	80,000,000 Common shares, President and Director	88.88%

Security Ownership of Management

The following table shows, as of April 30, 2011, the shares of Fulucai Productions Ltd. Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	James Durward, President, CEO and director of Fulucai Productions Ltd.	80,000,000 Common shares held directly	88.88%
Common	Gordon Rix. Secretary, CFO, Director	0	0%
Common	All Officers and Directors as a group	80,000,000 Common shares, issued and exercisable	88.88%

Changes in Control

None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During fiscal year ended April 30, 2011, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $49,534 for costs related to video production, equipment and general administration expenses paid by Mr. Durward on behalf of the Company. These costs have been paid in full as at the period covered by the financial statements.

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

The Company has entered into a Service Agreement with Octacation Productions Ltd. whereby the Company will provide video production and post-production services (the “Services”) for the development of a marketing video (the “Trailer”) for Octacation’s movie, “Smack in the Middle of Nowhere”.   Mr. Gordon Rix, a director and officer of the Company licensed the rights to “Smack in the Middle of Nowhere” to Octacation Productions Ltd.    Further to this Service Agreement, a company of which Mr. James Durward, an officer and director of our Company, is the sole officer and director made a loan to Octacation Productions Ltd. in the amount of $20,000 of which $15,000 was paid to Fulucai pursuant to the terms of the Service Agreement.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2011 and 2010:

Services	2011 $	2010 $
Audit fees	3,500	3,000
Audit related fees	5,220	0
Tax fees	500	500
Total fees	9,220	3,500

Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.1	Executed Royalty Agreement between the Company and Doug MacLeod dated April 14, 2010 granting a one half of a percent (0.5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.2	Executed Royalty Agreement between the Company and Gordon Rix, dated April 14, 2010 granting a one percent (1%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.3	Executed Royalty Agreement between the Company and James Durward, dated April 14, 2010 granting a five percent (5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.4	Escrow Agreement between the Company and International Securities Group Inc. dated May 1, 2010.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.5	Development Agreement between the Company and Octacation Productions Ltd. dated March 28, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 15, 2011
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes there to.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	June 7, 2011	By:	/s/ James Durward
		Name:	James Durward
		Title:	President and Principal Executive Officer

Date:	June 7, 2011	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	June 7, 2011	By:	/s/ James Durward
		Name:	James Durward
		Title:	President and Member of the Board of Directors

Date:	June 7, 2011	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Secretary – Treasurer and Member of the Board of Directors