Form 10-Q
period 2011-07-31
FuLuCai Productions Ltd.
filed 2011-09-09
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes [X] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of August 18, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)
.

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FuLuCai Productions Ltd.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED JULY 31, 2011
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO JULY 31, 2011

REPORTED IN UNITED STATES DOLLARS

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended July 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

FuLuCai Productions Ltd. (A development stage enterprise) Balance Sheets (Unaudited)

	July 31, 2011	April 30, 2011
Assets
Current assets
Cash	$57,798	$57,780
Total current assets	57,798	57,780

Property and equipment, net	17,056	17,963
Total assets	$74,854	$75,743

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$7,963	$4,235
Accounts payable – related party	12,700	-
Customer deposits	-	15,750
Total current liabilities	20,663	19,985

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of July 31, 2011 and April 30, 2011, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(62,809)	(61,242)
Total Shareholders' Equity	54,191	55,758
Total Liabilities and Shareholders' Equity	$74,854	$75,743

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Operations (Unaudited)
			Inception
			(March 26, 2010)
	Three months ended July 31,		Through
	2011	2010	July 31, 2011

Revenues	$15,750	$-	$15,750

Expenses:
Depreciation	1,572	-	2,475
Professional expenses	6,804	3,000	25,718
Video production	-	2,784	25,880
Consulting fees	7,000	-	7,000
General and administration	1,941	2,185	17,486
Total operating expenses	17,317	7,969	78,559
(Loss) from operations	(1,567)	(7,969)	(62,809)

Other income (expense):	-	-	-
(Loss) before taxes	(1,567)	(7,969)	(62,809)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(1,567)	$(7,969)	$(62,809)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	80,000,000

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Three months ended July 31,		Through
	2011	2010	July 31, 2011
Cash flows from operating activities:
Net (loss)	$(1,567)	$(7,969)	$(62,809)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	1,572	-	2,475
Changes in current assets and liabilities:
Accounts payable and accrued expenses	3,728	(3,000)	7,963
Accounts payable related parties	12,700	4,894	12,700
Customer deposits	(15,750)	-	-
Net cash flows provided (used) by operating activities	683	(6,075)	(39,671)

Cash from Investing Activities:
Purchase office equipment	(665)	-	(19,531)
Net cash flows used in investing activities	(665)		(19,531)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from related party loan	-	-	3,000
Repayment of related party loan	-	-	(3,000)
Net cash flows from financing activities	-	-	117,000

Net increase (decrease) in cash and cash equivalents	18	(6,075)	57,798
Cash and equivalents, beginning of period	57,780	22,750	-
Cash and equivalents, end of period	$57,798	$16,675	$57,798

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2011
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
July 31, 2011
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

Reclassification - Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

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

Note 2 – Going concern:

At July 31, 2011, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have raised sufficient funds under our prospectus offering to fund our initial business plan, however we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan.   However as we progress the development of our reality show we may need to raise additional capital, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts and ultimately having a profitable level of operations.

Note 3 –Registration costs:

With the assistance of a consulting firm we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We closed this offering on December 17, 2010.  We paid an independent consulting firm the amount of $7,000 to perform the services necessary to file Form S-1.

As the stock offering was successful, these costs, which were previously recorded as deferred financing costs were charged against the proceeds of the stock offering.

FuLuCai Productions Ltd.
 (A development stage enterprise)
Notes to the Financial Statements
July 31, 2011
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

Note 5 – Service agreement

On March 28, 2011, FuLuCai Productions Ltd. (the “Company”) and Octacation Productions Ltd. (“Octacation”) entered into a Development Agreement (the “Agreement”) whereby the Company was to provide video production and post-production services (the “Services”) for the development of a marketing video (the “Trailer”) for Octacation’s movie, “Smack in the Middle of Nowhere”.

Under the terms of the Agreement the Company was to provide video production and post-production services, voice acquisition and mixing, sound effects, non-union actors, craft services, direction, and editing. Any and all other services, including music, are considered extras and billed on a cost-plus-20% basis.

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

Octacation has agreed to pay the Company a total of US$40,000 for the Trailer development, $15,750 of which was paid upon signing of the Agreement with the balance due within 30 days of the closing of Octacation’s contemplated financing on Form S-1 Registration Statement, which was originally filed on March 22, 2011.  The Company was required to deliver the complete Trailer within six months of the final payment. On May 31, 2011, Octacation advised the Company they had withdrawn their Form S-1 Registration Statement and would not be proceeding with the trailer.  The Company invoiced Octacation for the amount of the deposit and recorded $15,750 into income for work completed on the project.  The balance of the contract was canceled.

Note 6 – Property and equipment

Property and Equipment consisted of the following at July 31, 2011 and April 30, 2011.

	July 31, 2011	April 30, 2011
Computer and equipment	$19,531	$18,866
Less accumulated depreciation/amortization	(2,475)	(903)
Property and equipment, net	$17,056	$17,963

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2011
(Unaudited)

Note 7 - Recent accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We do not expect the adoption of ASU 2010-29 to have a material impact on our financial statements.

In May, 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in U.S GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2011
(Unaudited)

Note 8 – Common Stock

As of July 31, 2011, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

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

Note 9 – Related Party Transactions

During the three month period ended July 31, 2011, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $5,700 (2010- $4,894) for costs related to video production, equipment and general administration expenses paid by Mr. Durward on behalf of the Company. Further he invoiced the Company $7,000 for consulting services. A total of $12,700 remained due and payable to Mr. Durward at July 31, 2011.

Mr. Durward and Mr. Rix, both of whom are directors and officers of the Company hold gross overriding royalties on all revenues generated by the Company’s Properties.  – Please refer to Note 4 - Acquisition of Media Rights for further details.

The Company entered into a Service Agreement with Octacation Productions Ltd. to provide video production and post-production services (the “Services”) for the development of a marketing video (the “Trailer”) for Octacation’s movie, “Smack in the Middle of Nowhere”.   Mr. Gordon Rix, a director and officer of the Company licensed the rights to “Smack in the Middle of Nowhere to Octacation Productions Ltd.  Please refer to Note 5 – Service Agreement for further details.  Further to this Service Agreement, Mr. James Durward, an officer and director of the Company made a loan to Octacation Productions Ltd. in the amount of $20,000 of which $15,750 was paid to FuLuCai pursuant to the terms of the Service Agreement.  The Service Agreement was cancelled on May 31, 2011.

Note 10 – Subsequent Events

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means FuLuCai Productions Ltd.

Liquidity and Capital Resources

As of July 31, 2011, we had total assets of $74,854 ($75,743 as of April 30, 2011) comprised of $57,798 in cash and $17,056 in fixed assets, being equipment and software.  There was little change from our total assets as of the three month period ended July 31, 2011 from our fiscal year end of April 30, 2011, as the Company has maintained cost effective operations.As of July 31, 2011, our total liabilities increased to $20,663 from $19,985 as of April 30, 2011.  While the amount of total liabilities did not increase significantly, there was an increase in accounts payable and accrued expenses from $4,235 (April 30, 2011) to $7,963 (July 31, 2011) and accounts payable related parties from $nil (April 30, 2011) to $12,700 (July 31, 2011) offset by customer deposits of $15,750 (April 30, 2011) to $nil (July 31, 2011) as the customer deposits were recognized as revenue during the three months ended July 31, 2011. We have generated revenues of $15,750 since the date of inception.  Presently, we are working on a project but cannot predict if that project will generate any revenues.  Our revenue contract with Octacations Productions Ltd. was cancelled on May 31, 2011 due to a decision by the management of Octacations Productions Ltd. not to proceed with its registration statement and thus funding for their project was not available.   We believe we have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.  We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

We estimate that we will require a minimum of $50,000 to maintain our existing operations.  We have raised these funds from our prospectus offering of $100,000.  We believe we have sufficient funds for the next twelve months of operations.  However, we have been unsuccessful in progressing our reality show development program and we are currently working on a movie project which we expect will not require significant capital to complete as all of the development and production is being undertaken by management to limit expenses.

If we cannot successfully complete our movie and are dependent on additional costs which cannot at this time be predicted, we may be required to raise additional capital to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we may be forced to cease the operation of the business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in the movie we are currently producing as we have been unsuccessful in gaining any commercial interest in our television video trailer and we cannot currently represent that we have or ever will have a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Our operating results for the three month periods ended July 31, 2011 as compared to July 31, 2010 are described below.

Revenue

During the three month period ended July 31, 2011 we earned a total of $15,750 in revenue from operations as compared to no revenue during the comparable three month period ended July 31, 2010. We do not anticipate earning additional revenues until such time as we have obtained successful results including but not limited to completing our current movie project or developing an interest for our reality show concept and entering into distribution agreements to successfully market and distribute our projects.  It is unlikely that we will generate any revenue from either of our current projects in the near future.  Our development contract executed during fiscal 2011 was expected to generate a total of $40,000 of revenue upon completion.   However, on May 31, 2011, we were notified that the contract was cancelled and we therefore generated $15,750 in revenue for this work and are not expecting to generate any further revenues from this contract.

Expense

Our net loss, which is all related to operating losses, for the three month period ended July 31, 2011 was ($1,567) as compared to a net loss of ($7,969) for the three month period ended July 31,  2010, of which $1,572 for the three months ended July 31, 2011 was depreciation as compared to no depreciation for the three months ended July 31, 2011,  $6,804 ($3,000 – 2010) was paid for professional fees, including legal, audit and the costs of the preparation of the registration statement, $7,000 was paid for consulting fees (nil – 2010), Nil  was  paid for video production ($2,784 – 2010) and $1,941 ($2,185 – 2010)  for general office expense. Our losses for the three months ended   July 31, 2011 were offset by revenue of $15,750 as compared to no revenue for the comparable period ended July 31, 2010.

Basic and diluted losses per share for the respective three month periods ended July 31, 2011 and July 31, 2010 was ($0.00).

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None

ITEM 1A.     RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending July 31, 2011.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

None

ITEM 6.       EXHIBITS

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.1	Executed Royalty Agreement between the Company and Doug MacLeod dated April 14, 2010 granting a one half of a percent (0.5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.2	Executed Royalty Agreement between the Company and Gordon Rix, dated April 14, 2010 granting a one percent (1%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.3	Executed Royalty Agreement between the Company and James Durward, dated April 14, 2010 granting a five percent (5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.4	Escrow Agreement between the Company and International Securities Group Inc. dated May 1, 2010.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.5	Development Agreement between the Company and Octacations Productions Ltd. dated March 28, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 15, 2011
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	September 7 , 2011	By:	/s/ James Durward
		Name:	James Durward
		Title:	Chief Executive Officer, Principal Executive Officer and Director

Date:	September 7 , 2011	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director