Form 10-Q
period 2011-10-31
FuLuCai Productions Ltd.
filed 2011-12-13
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of November 30, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FuLuCai Productions Ltd.

UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO OCTOBER 31, 2011

REPORTED IN UNITED STATES DOLLARS

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended October 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Page
Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Cash Flows (unaudited)	F-3
Notes to Financial Statements (unaudited)	F-4 to F-8

FuLuCai Productions Ltd. (A development stage enterprise) Balance Sheets

	October 31, 2011 (unaudited)	April 30, 2011
Assets
Current assets
Cash	$16,378	$57,780
Total current assets	16,378	57,780

Property and equipment, net	17,755	17,963
Total assets	$34,133	$75,743

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$9,852	$4,235
Accounts payable – related party	1,500	-
Customer deposits	-	15,750
Total current liabilities	11,352	19,985

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of October 31, 2011 and April 30, 2011, respectively	9,000	9,000
Additional paid - in capital	108,000	108,000
Accumulated deficit during the development stage	(94,219)	(61,242)
Total Shareholders' Equity	22,781	55,758
Total Liabilities and Shareholders' Equity	$34,133	$75,743

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	For the three months		For the six months ended		Inception
	ended October 31,		October 31		(March 26, 2010)
	2011	2010	2011	2010	To October 31, 2011

Revenue	$-	$-	$15,750	$-	$15,750

Operating Expenses
Depreciation	1,647	-	3,219	-	4,122
Professional expenses	21,703	2,220	28,507	5,220	47,421
Video production	3,000	-	3,000	2,784	28,880
Consulting fees	-	-	7,000	-	7,000
General and administration	5,060	25	7,002	2,210	22,547
Total operating expenses	31,410	2,245	48,727	10,214	109,969
Loss from operations	(31,410)	(2,245)	(32,977)	(10,214)	(94,219)

Other Incomes (expense)	-	-	-	-	-
(Loss) before taxes	(31,410)	(2,245)	(32,977)	(10,214)	(94,219)

Provision for taxes on income	-	-	-	-	-
Net Loss	$(31,410)	$(2,245)	$(32,977)	$(10,214)	$(94,219)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	80,000,000	90,000,000	80,000,000

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Six months ended October 31,		Through
	2011	2010	October 31, 2011
Cash flows from operating activities:
Net (loss)	$(32,977)	$(10,214)	$(94,219)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Deferred financing costs	-	(7,000)	-
Depreciation	3,218	-	4,121
Changes in current assets and liabilities:
Accounts payable and accrued expenses	5,617	4,000	9,852
Accounts payable related parties	1,500	-	1,500
Customer deposits	(15,750)	-	-
Net cash flows provided (used) by operating activities	(38,392)	(13,214)	(78,746)

Cash from Investing Activities:
Purchase office equipment	(3,010)	-	(21,876)
Net cash flows used in investing activities	(3,010)	-	(21,876)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from related party loan	-	-	3,000
Repayment of related party loan	-	-	(3,000)
Net cash flows from financing activities	-	-	117,000

Net increase (decrease) in cash and cash equivalents	(41,402)	(13,214)	16,378
Cash and equivalents, beginning of period	57,780	22,750	-
Cash and equivalents, end of period	$16,378	$9,536	$16,378

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2011
(Unaudited)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – FuLuCai Productions Ltd. (identified in these footnotes as “we” or “the Company”) is a Nevada corporation incorporated on March 26, 2010. We are currently based in Calgary, Alberta, Canada. We intend to operate in the U.S. and Canada. Our fiscal year end is April 30 for financial reporting purposes.  Our website can be viewed at www.fulucai.tv.

Our plan of operation is to develop reality-based show concepts for sale to television and Internet production interests.  This planned development is expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.

To date, our business activities have been limited to organizational matters, development of a business plan, acquiring intellectual property rights, the preparation and filing of an S-1 registration statement, development of our website and production of our television pilot. Our S-1 was declared effective on October 6, 2010 as a result of which we are required to comply with the filing requirements as specified by the United States Securities and Exchange Commission (“SEC”).  On December 17, 2010, we closed our prospectus offering and raised a total of $100,000, less deferred offering costs of $7,000, under the offering.  The offering costs of $7,000 were not paid from the proceeds of the offering, but were paid from working capital of the Company.  In the current development stage, we anticipate incurring operating losses as we implement our business plan.

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
October 31, 2011
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

Net income per share of common stock – We have adopted ASC Topic “260 Earnings per Share”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

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

Note 2 – Going concern:

At October 31, 2011, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have raised sufficient funds under our prospectus offering to fund our initial business plan, however we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan.   However as we progress the development of our reality show we may need to raise additional capital, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts and ultimately having a profitable level of operations.

Note 3 –Registration costs:

With the assistance of a consulting firm, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We closed this offering on December 17, 2010.  We paid an independent consulting firm the amount of $7,000 to perform the services necessary to file Form S-1.

As the stock offering was successful, these costs, which were previously recorded as deferred financing costs were charged against the proceeds of the stock offering.

FuLuCai Productions Ltd.
 (A development stage enterprise)
Notes to the Financial Statements
October 31, 2011
 (Unaudited)

Note 4 – Acquisition of Media Rights

On inception, our Company’s CEO and a director, Mr. James Durward, transferred all rights to the title and interest he held along with all ancillary rights in the following original work written by himself:  “The Real Deal”, Writers Guild of Canada Reg. # S10-00417 (the “Properties”). Mr. Durward became the controlling shareholder of the Company on April 28, 2010.  We have not placed any value on these Properties due to the additional difficulty and expense of securing appraisals to comply with ASC Topic 926 “Entertainment-Films”.  In respect of these and all future properties Mr. Durward has a 5% (five percent) gross overriding royalty on all revenues generated.  Our CFO, Secretary, Treasurer and member of the Board, Mr. Gordon Rix holds a 1% (one percent) gross overriding royalty on all broadcast licensing revenues generated by “The Real Deal”.  Mr. Douglas MacLeod, an unrelated third party also holds a .5% (one half of one percent) gross overriding royalty on all broadcast licensing revenues generated by “The Real Deal”, bringing total broadcast licensing royalties payable to all parties to 6.5% (six and one half percent).

On October 14, 2011, the Company and its President, James Durward, entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357 (the “Production”). The Production is based on a feature-length movie script that was written by James Durward. The Company will be responsible for re-imbursement of production costs to date, which costs are estimated at approximately $2,000, as well as ongoing production expenses. In return for the Rights, the Company has agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

Note 5 – Service agreements

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

On or before April 29, 2011, Octacation was to provide the Company with ten (10) storyboarded scenes and scripted dialogue, if any, to be used by the Company as guidance for the Trailer production. Prior to April 29, 2011, Octacation delivered to the Company the required storyboarded scenes and planning of the trailer has commenced.

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

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2011
 (Unaudited)

Note 6 – Property and equipment

Property and Equipment consisted of the following at October 31, 2011 and April 30, 2011.

	October 31, 2011	April 30, 2011
Computer and equipment	$21,877	$18,866
Less accumulated depreciation/amortization	(4,122)	(903)
Property and equipment, net	17,755	$17,963

Note 7 - Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

Note 8 – Common Stock

As of October 31, 2011, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001, of which 90,000,000 shares of common stock are issued and outstanding.

On April 1, 2010, the Company received a subscription for 80,000,000 shares of our common stock for a purchase price of $0.0003 per share for total proceeds of $24,000.  Subsequently, all 80,000,000 shares were sold for cash proceeds equal to the original purchase price of $0.0003 per share to the Company’s CEO and President, Mr. James Durward.  This transaction effected a change in control of the Company.

On December 17, 2010, we accepted subscriptions for 10,000,000 shares of our common stock for a purchase price of $0.01 per share for total consideration of $100,000.

Note 9 – Related Party Transactions

During the six month period ended October 31, 2011, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $31,064 (2010- $4,894) for costs related to video production, equipment, advances for payment of invoices received and general administration expenses paid by Mr. Durward on behalf of the Company.  Further he invoiced the Company $7,000 for consulting services. The Company made cash payments to reduce the outstanding amount totaling $36,564, leaving $1,500 due and payable to Mr. Durward at October 31, 2011.

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

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2011
 (Unaudited)

Note 9 – Related Party Transactions (continued)

On October 14, 2011 the Company and its President, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).  The Production is based on a feature-length movie script that was written by James Durward. The Company will be responsible for re-imbursement of production costs to date, which costs are estimated at approximately $2,000, as well as ongoing production expenses. In return for the Rights, the Company has agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

Note 10 – Commitments

On October 27, 2011 the Company entered into an acting agreement with a third party whereby the actor will provide services for the invoice amount of $3,000 in respect of the Company’s in progress production of “All the Wrong Reasons” (Note 9 above).  As at October 31, 2011 the Company’s President advanced a total of $1,000 in respect to this agreement and a remaining balance of $2,000 is reflected on the Company’s balance sheet as Accounts payable.

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

Liquidity and Capital Resources

As of October 31, 2011, we had total assets of $34,133 ($75,743 as of April 30, 2011) comprised of $16,378 in cash ($57,780 as of April 30, 2011) and $17,755 in fixed assets ($17,963 as of April 30, 2011), being equipment and software. As of October 31, 2011, our total liabilities decreased to $11,352 from $19,985 as of April 30, 2011.  There was an increase in accounts payable and accrued expenses from $4,235 (April 30, 2011) to $9,852 (October 31, 2011) and accounts payable related parties from $nil (April 30, 2011) to $1,500 (October 31, 2011) offset by customer deposits of $15,750 (April 30, 2011) to $nil (October 31, 2011) as the customer deposits were recognized as revenue during the three months ended July 31, 2011.  Our cash assets decreased due to the payments made for operations over the six month period ended October 31, 2011.  We have generated revenues of $15,750 since the date of inception.  Presently, we are working on a project but cannot predict if that project will generate any revenues.  Our revenue contract with Octacation Productions Ltd. was cancelled on May 31, 2011 due to a decision by the management of Octacation Productions Ltd. not to proceed with its registration statement and thus funding for their project was not available.   We will not have sufficient working capital to maintain operations for the next twelve months unless we can either generate revenues from our two existing projects or we raise funds by way of loans or equity transactions.    While we do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees, we will be required to have sufficient funds to be able to maintain our regulatory filings and pay our auditors and we do not currently have sufficient funds to do so.

We estimate that we will require a minimum of $50,000 to maintain our existing operations.  We have been unsuccessful in progressing our reality show development program and we are currently working on a movie project which we expect will not require significant capital to complete as all of the development and production is being undertaken by management to limit expenses.   If we cannot successfully complete our movie which may be dependent on additional costs which cannot at this time be predicted, and we cannot secure loans or raise funds by the sale of equity, we may have to discontinue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we may be forced to cease the operation of the business.

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

Results of Operations

Our operating results for the six month periods ended October 31, 2011 as compared to October 31, 2010 are described below.

Revenue

The Company did not generate any revenues in the three month periods ended October 30, 2011 or the three month periods ended October 31, 2010. During the six month period ended October 31, 2011 we earned a total of $15,750 in revenue from operations as compared to no revenue during the comparable six month period ended October 31, 2010. We do not anticipate earning additional revenues until such time as we have obtained successful results including but not limited to completing our current movie project or developing an interest for our reality show concept and entering into distribution agreements to successfully market and distribute our projects.  It is unlikely that we will generate any revenue from either of our current projects in the near future.  Our development contract executed during fiscal 2011 was expected to generate a total of $40,000 of revenue upon completion.   However, on May 31, 2011, we were notified that the contract was cancelled and we therefore generated $15,750 in revenue for this work and are not expecting to generate any further revenues from this contract.

Expense

Our net loss, which is all related to operating losses, were $(31,410) and $(32,977), respectively, in the three and six month periods ended October 31, 2011 as compared to $(2,245) and $(10,214), respectively, in the three and six month periods ended October 31, 2010. $1,647 and $3,219 for the three and six months ended October 31, 2011 were depreciation as compared to no depreciation for the three and six months ended October 31, 2010,  $28,507 ($5,220 – 2010) was paid for professional fees, including legal, audit and the costs of the preparation of the registration statement, $7,000 was paid for consulting fees (nil – 2010), $3,000  was  paid for video production ($2,784 – 2010) and $7,002 ($2,210 – 2010)  for general office expense. Our losses for the six months ended   October 31, 2011 were offset by revenue of $15,750 as compared to no revenue for the comparable period ended October 31, 2010.  The additional operating expenses for the three and six months ended October 31, 2011 as compared to October 31, 2010 are reflective of the fact that we had limited operations during 2010 as compared to the costs of reporting requirements and increased operations during the comparable period for 2011.

Basic and diluted losses per share for the respective six month periods ended October 31, 2011 and October 31, 2010 was ($0.00).

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.            RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending October 30, 2011.

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

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Legal and Accounting	0	29,850
Consulting	7,000	2,225
Office Furniture, Equipment and Supplies	0	21,211
Video Production	0	25,222
Administration Expenses	0	14,492
TOTAL	7,000	93,000

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.               OTHER INFORMATION

None

ITEM 6.  EXHIBITS
Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.1	Executed Royalty Agreement between the Company and Doug MacLeod dated April 14, 2010 granting a one half of a percent (0.5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.2	Executed Royalty Agreement between the Company and Gordon Rix, dated April 14, 2010 granting a one percent (1%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.3	Executed Royalty Agreement between the Company and James Durward, dated April 14, 2010 granting a five percent (5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.4	Escrow Agreement between the Company and International Securities Group Inc. dated May 1, 2010.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.5	Development Agreement between the Company and Octacations Productions Ltd. dated March 28, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 15, 2011
10.6	Royalty Agreement between the Company and James Durward dated October 14, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	December 13 , 2011	By:	/s/ James Durward
		Name:	James Durward
		Title:	Chief Executive Officer, Principal Executive Officer and Director

Date:	December 13 , 2011	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director