Form 10-Q
period 2012-01-31
FuLuCai Productions Ltd.
filed 2012-03-12
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of March 9, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FuLuCai Productions Ltd.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO JANUARY 31, 2012

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended January 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

FuLuCai Productions Ltd. (A development stage enterprise) Balance Sheets

	January 31, 2012 (unaudited)	April 30, 2011
Assets
Current assets
Cash	$2,718	$57,780
Total current assets	2,718	57,780

Property and equipment, net	16,260	17,963
Total assets	$18,978	$75,743

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$11,303	$4,235
Customer deposits	-	15,750
Total current liabilities	11,303	19,985

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of January 31, 2012 and April 30, 2011, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(109,325)	(61,242)
Total Shareholders' Equity	7,675	55,758
Total Liabilities and Shareholders' Equity	$18,978	$75,743

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Operations (Unaudited)

	For the three months ended January 31,		For the three months ended January 31,		From Inception (March 26, 2010)
	2012	2011	2012	2011	to January 31, 2012

Revenue	$-	$-	$15,750	$-	$15,750

Operating Expenses
Depreciation	1,822	361	5,041	361	5,944
Professional expenses	3,564	3,577	32,071	8,797	50,985
Video production	5,000	23,096	8,000	25,880	33,880
Consulting fees	-	-	7,000	-	7,000
General and administration	4,719	4,635	11,721	7,195	27,266
Total operating expenses	15,105	31,669	63,833	42,233	125,075
Loss from operations	(15,105)	(31,669)	(48,083)	(42,233)	(109,325)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(15,105)	(31,669)	(48,083)	(42,233)	(109,325)

Provision for taxes on income	-	-	-	-	-
Net Loss	$(15,105)	$(31,669)	$(48,083)	$(42,233)	$(109,325)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	87,258,065	90,000,000	81,630,435

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Nine months ended January 31,		Through
	2012	2011	January 31, 2012
Cash flows from operating activities:
Net (loss)	$(48,083)	$(42,233)	$(109,325)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	5,041	361	5,944
Changes in current assets and liabilities:
Accounts payable and accrued expenses	7,068	(2,210)	11,303
Customer deposits	(15,750)	-	-
Net cash flows provided (used) by operating activities	(51,724)	(44,082)	(92,078)

Cash from Investing Activities:
Purchase office equipment	(3,338)	(6,503)	(22,204)
Net cash flows used in investing activities	(3,338)	(6,503)	(22,204)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	93,000	117,000
Proceeds from related party loan	-	-	3,000
Repayment of related party loan	-	-	(3,000)
Net cash flows from financing activities	-	93,000	117,000

Net increase (decrease) in cash and cash equivalents	(55,062)	42,415	2,718
Cash and equivalents, beginning of period	57,780	22,750	-
Cash and equivalents, end of period	$2,718	$65,165	$2,718

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2012
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

Our initial plan of operation was to develop reality-based show concepts for sale to television and Internet production interests.  This planned development was expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.   We developed our first reality show, however, we have been unable to find a buyer and we have recently determined to undertake production of a full-length feature film and have just completed our first project.

To date, our business activities have been limited to organizational matters, development of a business plan, acquiring intellectual property rights, the preparation and filing of an S-1 registration statement, development of our website and production of our television pilot and a full-length feature film. Our S-1 was declared effective on October 6, 2010 as a result of which we are required to comply with the filing requirements as specified by the United States Securities and Exchange Commission (“SEC”).  On December 17, 2010, we closed our prospectus offering and raised a total of $100,000, less deferred offering costs of $7,000, under the offering.  The offering costs of $7,000 were not paid from the proceeds of the offering, but were paid from working capital of the Company.  In the current development stage, we anticipate incurring operating losses as we implement our business plan.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with an original maturity of less than three months to be cash equivalents.

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
January 31, 2012
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

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC Topic 740 regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted ASC Topic 260 regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

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

Note 2 – Going concern:

At January 31, 2012, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have raised sufficient funds under our prospectus offering to fund our initial business plan, and we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We do not have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan.   As we progress the development of our business we may need to raise additional capital, the amounts of which cannot be known at this time.

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
January 31, 2012
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

On October 14, 2011, the Company and its President, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).  The Production has been re-named "Inevitable".  In return for the Rights, the Company has agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

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

Under the terms of the Agreement, the Company was to provide video production and post-production services, voice acquisition and mixing, sound effects, non-union actors, craft services, direction, and editing. Any and all other services, including music, are considered extras and billed on a cost-plus-20% basis.

Gordon Rix, a director and officer of the Company licensed the rights to “Smack in the Middle of Nowhere” to Octacation Productions Ltd. Mr. Rix abstained from voting on the entry into the Agreement between Octacation and the Company.

On or before April 29, 2011, Octacation was to provide the Company with ten (10) storyboarded scenes and scripted dialogue, if any, to be used by the Company as guidance for the Trailer production. Prior to April 29, 2011, Octacation delivered to the Company the required storyboarded scenes and planning of the trailer commenced.

Octacation agreed to pay the Company a total of US$40,000 for the Trailer development, $15,750 of which was paid upon signing of the Agreement with the balance due within 30 days of the closing of Octacation’s contemplated financing on Form S-1 Registration Statement, which was originally filed on March 22, 2011.  The Company was required to deliver the complete Trailer within six months of the final payment. On May 31, 2011, Octacation advised the Company they had withdrawn their Form S-1 Registration Statement and would not be proceeding with the trailer.  The Company invoiced Octacation for the amount of the deposit and recorded $15,750 as income for work completed on the project.  The balance of the contract was cancelled.

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2012
 (Unaudited)

Note 6 – Property and equipment

Property and Equipment consisted of the following at January 31, 2012 and April 30, 2011.

	January 31, 2012	April 30, 2011
Computer and equipment	$22,204	$18,866
Less accumulated depreciation/amortization	(5,944)	(903)
Property and equipment, net	16,260	$17,963

Note 7 – Common Stock

As of January 31, 2012, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

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

Note 8 – Related Party Transactions

During the nine month period ended January 31, 2012, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $42,239 (2011- $29,004) for costs related to video production, equipment, advances for payment of invoices received and general administration expenses paid by Mr. Durward on behalf of the Company.  Further he invoiced the Company $7,000 for consulting services.  All invoiced amounts detailed above have been paid in full as of the period covered by this report.

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

On October 14, 2011, the Company and its President, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).   Mr. Durward will receive a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.   Please refer to Note 4 - Acquisition of Media Rights for further details.

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2012
 (Unaudited)

Note 9 - Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

Note 10 – Commitments

On October 27, 2011 the Company entered into an acting agreement with a third party whereby the actor will provide services for the invoice amount of $3,000 in respect of the Company’s in progress production of “Inevitable” (Note 4 above).  As of January 31, 2012 the Company had paid cash to settle this agreement in full.

Note 11 – Subsequent Events

 As of February 20, 2012, the Production referred to in Note 4 above was completed. Production costs were approximately $11,000. The Company plans to submit the Production to a variety of film festivals world-wide in attempt to have it picked up for distribution. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown.

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

Liquidity and Capital Resources

As of January 31, 2012, we had total assets of $18,978 ($75,743 as of April 30, 2011) comprised of $2,718 in cash and $16,260 in fixed assets, being equipment and software.  The decrease in assets as of the nine month period ended January 31, 2012 from our fiscal year ended April 30, 2011, was due to cash payments of $55,062 to fund operations.   As of January 31, 2012, our total liabilities decreased to $11,303 from $19,985 as of April 30, 2011 due to the payment of certain liabilities from our working capital.  was Accounts payable and accrued expenses  increased from $4,235 (April 30, 2011) to $11,303 (January 31, 2012) due to increased operations related to the production of our movie and additional costs of SEC filings.   Customer deposits of $15,750 (April 30, 2011) decreased to $nil (January 31, 2012) as the customer deposits were recognized as revenue during the nine months ended January 31, 2012.  We have generated revenues of $15,750 since the date of inception.  Presently, we are working on a production project but cannot predict if that project will generate any revenues.  Our revenue contract with Octacation Productions Ltd. was cancelled on May 31, 2011 due to a decision by the management of Octacation Productions Ltd. not to proceed with its registration statement and thus funding for their project was not available.

We estimate that we will require a minimum of $50,000 to maintain our existing operations.  We have expended the funds raised from our prospectus offering of $100,000.  We do not have sufficient funds for the next twelve months of operations.  We have been unsuccessful in progressing our reality show development program and we are currently working on a movie project which we expect will not require significant capital as all of the development and production is being undertaken by management to limit expenses.   If we cannot successfully market our movie and are dependent on additional costs which cannot at this time be predicted, we may be required to raise additional capital over the $50,000 estimated currently to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we may be forced to cease the operation of the business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in the movie we have produced as we have been unsuccessful in gaining any commercial interest in our television video trailer and we cannot currently represent that we have or ever will have a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Our operating results for the three and nine month periods ended January 31, 2012 as compared to January 31, 2011 are described below.

Comparison of three month periods ended January 31, 2012 and January 31, 2011

Revenue

During the three month periods ended January 31, 2012 and January 31, 2011, we earned no revenue from operations.

Expense

Our net loss, which is all related to operating losses, for the three month period ended January 31, 2012 was ($15,105) as compared to a net loss of ($31,669) for the three month period ended January 31, 2011. The decrease of losses for the period ended January 31, 2012 is primary attributed to decreased costs of video production to $5,000 (2012) from $23,096 (2011) which is  offset by an increase in depreciation from $361(2011) to $1822 (2012).

Basic and diluted losses per share for the respective three month periods ended January 31, 2012 and January 31, 2011 were ($0.00).

Comparison of nine month periods ended January 31, 20112 and January 31, 2011

Revenue

During the nine month period ended January 31, 2012 we earned a total of $15,750 in revenue from operations as compared to no revenue during the comparable nine month period ended January 31, 2011. We do not anticipate earning additional revenues until such time as we have obtained successful results including but not limited to completing our current movie project or developing an interest for our reality show concept and entering into distribution agreements to successfully market and distribute our projects.  It is unlikely that we will generate any revenue from either of our current projects in the near future.  Our development contract executed during fiscal 2011 was expected to generate a total of $40,000 of revenue upon completion.   However, on May 31, 2011, we were notified that the contract was cancelled and we therefore generated $15,750 in revenue for this work and are not expecting to generate any further revenues from this contract.

Expense

Our net loss, which is all related to operating losses, for the nine month period ended January 31, 2012 was ($48,083) as compared to a net loss of ($42,233) for the nine month period ended January 31, 2011, of which $5,041 for the nine months ended January 31, 2012 was depreciation as compared to $361 for the nine months ended January 31, 2011,  $32,071 ($8,797 – 2011) was paid for professional fees, including legal, audit and the costs of the preparation of the registration statement, $7,000 was paid for consulting fees (nil – 2011), $8,000  was  paid for video production ($25,880 – 2011) and $11,721 ($7,195 – 2011)  for general office expense. Our losses for the nine months ended   January 31, 2012 were offset by revenue of $15,750 as compared to no revenue for the comparable period ended January 31, 2011.

Basic and diluted losses per share for the respective nine month periods ended January 31, 2012 and January 31, 2011 were ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the nine month period ending January 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS
Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010.
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010
10.1	Executed Royalty Agreement between the Company and Doug MacLeod dated April 14, 2010 granting a one half of a percent (0.5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010.
10.2	Executed Royalty Agreement between the Company and Gordon Rix, dated April 14, 2010 granting a one percent (1%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010.
10.3	Executed Royalty Agreement between the Company and James Durward, dated April 14, 2010 granting a five percent (5%) royalty of the reality show concept The Real Deal.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010.
10.4	Escrow Agreement between the Company and International Securities Group Inc. dated May 1, 2010.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on May 19, 2010.
10.5	Development Agreement between the Company and Octacation Productions Ltd. dated March 28, 2011	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 15, 2011.
10.6
Executed Royalty Agreement between the Company and James Durward, dated October 14, 2011 granting a twenty percent (20%) royalty with respect to worldwide revenues generated from the intellectual property known as “All the Wrong Reasons”.
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
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

FULUCAI PRODUCTIONS LTD.

Date:	March 12, 2012	By:	/s/ James Durward
		Name:	James Durward
		Title:	Chief Executive Officer, Principal Executive Officer and Director

Date:	March 12, 2012	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director