Form 10-K
period 2012-04-30
FuLuCai Productions Ltd.
filed 2012-07-27
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

The aggregate market value of voting common stock held by non-affiliates was approximately $1,000,000 as of October 31, 2011 assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

90,000,000 common shares outstanding as of July 20, 2012

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

General Development of Business

Fulucai Productions Ltd. was incorporated on March 26, 2010 under the laws of the State of Nevada and is referenced herein as either "Fulucai", "the Company", "we", "us" or "our".  We are a development stage independent concept developer in the field of television and motion pictures having our principal office located at 3632-13 St SW, Calgary, Alberta, Canada T2T 3R1. Our phone number is (403) 689-3901 and our e-mail is jimd@fulucai.tv.  Our website is at www.fulucai.tv.

Currently, we are a television and movie production company.   Our initial plan of operation was to develop reality-based show concepts for sale to television and Internet production interests.  This planned development was expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.   We developed our first reality show, however, we were unable to find a buyer and we determined to undertake production of a full-length feature film, “Inevitable” which is now completed and has been submitted to several film festivals for review. We do not expect to know festival acceptance status until the fall of 2012.

On March 28, 2011, the Company and Octacation Productions Ltd. (“Octacation”) entered into a Development Agreement under which the Company was to provide video production and post-production services for the development of a marketing video for Octacation’s movie, “Smack in the Middle of Nowhere”.

Under the terms of the Agreement, the Company was to provide video production and post-production services, voice acquisition and mixing, sound effects, non-union actors, craft services, direction, and editing. Any and all other services, including music, are considered extras and billed on a cost-plus-20% basis.  During May, 2011, Octacation experienced a disruption in its operations due to a situation where it could not access its funds in order to progress the contract with the Company and on May 31, 2011 due to a lack of available funding Octacation terminated its agreement with the Company.

On October 14, 2011, the Company and its President, James Durward, entered into a Royalty Agreement whereby the Company acquired all rights to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357.  Mr. Durward will receive a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the production. The production was re-named “Inevitable” and is referred to previously in this section.

On April 4, 2012, the Company  and SFT Diversified Global LLC (“SFT”) entered into an Assignment Agreement (the “Agreement”) whereby SFT assigned all rights and interest in an option agreement between SFT and Orion Oil & Gas Properties, a Texas General Partnership (the “Option”). Under the terms of the Option, the Company acquired the rights to acquire certain surface and sub-surface mineral rights, including but not limited to natural gas and oil mineral rights being, lying and situated in the Counties of Cherokee, DeKalb, Etowah, Jackson and Marshall, in the State of

Alabama, subject to an initial deposit for the Option of $1,000,000.  The Company was unable to raise the funds required under the Option and on May 31, 2012, the Agreement was in default and the Company determined in early June not to pursue the Option.

On June 29, 2012, we finalized negotiations with Equine Venture Group, Inc. (“Equine”) and entered into an acquisition agreement with Equine and Equine’s sole shareholder, Jennifer Serek (“Serek”) to acquire all of the issued and outstanding shares of Equine.

Under the terms of the acquisition agreement, we will acquire the shares of Equine by way of the issuance of a total of five million restricted shares of the common stock of the Company to Equine’s shareholder, Serek with one million shares to be issued on closing and a further one million shares to be issued on each anniversary of closing.

Further, Equine shall appoint directors and officers to our Board of Directors and the Company’s current directors shall resign. As this transaction involves the issuance of shares in regard to the acquisition, the appointment and resignations shall be subject to Rule 14-f-1 of the Securities and Exchange Commission and the change in the Board of Directors shall take place 10 days after the filing of such form with the Securities and Exchange Commission.

Further to the terms of the acquisition agreement, the existing assets of the Company shall be transferred to James Durward, our current director and President in exchange for the return to treasury by James Durward of fifteen million restricted shares of common stock of the Company.

This transaction has not closed and has a closing date of July 31, 2012 under the terms of the acquisition agreement.  We cannot be sure if all of the necessary actions to be undertaken for closing will occur and if not, then the transaction will not close and we will continue to pursue the television and movie production business and look for other acquisitions that may generate revenue.

As we currently are operating our television and production business and we are in contract by way of the acquisition agreement for the acquisition of Equine Venture Group Inc. we are providing detail on both businesses to ensure full disclosure in this filing.   On July 31, 2012, if the acquisition agreement with Equine closes then we will no longer hold any rights or assets to the television or movie productions, none of which have generated any revenue and none of which have any distribution agreements, which will be transferred on closing.

OUR CURRENT BUSINESS IN TELEVISION AND MOVIE PRODUCTION

TELEVISION CONCEPT

The Real Deal

The Real Deal was our first reality show television concept.   The first series of The Real Deal was completed in March, 2011 and, using the first series as a marketing tool, we started to seek licensors for the concept. We were unable to find any licensors of The Real Deal.

Video and  Post Production Contract – Movie Script

On March 28, 2011, the Company and Octacation Productions Ltd. (“Octacation”) entered into a Development Agreement whereby the Company was to  provide video production and post-production services  for the development of a marketing video for Octacation’s movie, “Smack in the Middle of Nowhere”.

Under the terms of the Agreement the Company was to provide video production and post-production services, voice acquisition and mixing, sound effects, non-union actors, craft services, direction, and editing. Any and all other services, including music, will be considered extras and billed on a cost-plus-20% basis.

On or before April 29, 2011, Octacation was to provide the Company with ten (10) storyboarded scenes and scripted dialogue, if any, to be used by the Company as guidance for the Trailer production. Prior to April 29, 2011, Octacation delivered to the Company the required storyboarded scenes and planning of the trailer commenced. During May, 2011, Octacation experienced a disruption in its operations due to a situation where it could not access its funds in order to progress the contract with the Company and on May 31, 2011 due to a lack of available funding Octacation terminated its agreement with the Company.

Movie Production Agreement

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

As of February 20, 2012, the Production was completed under the name “Inevitable”. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution. The status of these submissions will not be known until the Fall of 2012. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown.

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

Movie Distribution

The availability of low-cost, high-quality production equipment combined with the ability to distribute product via the Internet, may be fundamentally changing the way feature-length movies are distributed. Often, a movie that was accepted by a distributor would see a revenue split, reasonably expected in the 50-50 range, and with no guarantee of distribution or revenue. In some cases, an up-front pay might be paid to offset production costs. Today, movies can be self-distributed via the Internet without the involvement of a distributor. This said, there are material costs associated with Internet marketing and those costs could render the movie unprofitable. Independent films, such as the company produces, may be inexpensive to produce but they are very difficult to have seen. Submissions to film festivals are an attempt to attract distributors but there is no guarantee that film festivals will generate any distribution agreements.

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

Production

The Company intends to produce its trailers and movies at the lowest possible cost consistent with the quality that it seeks to achieve. The Company will attempt to avoid the substantial overhead associated with major production companies by maintaining minimal staff. The Company owns some production equipment, but will adopt the standard industry practice of renting production facilities and equipment and engaging free-lance production staff on an “as-needed” basis.

The Company expects the total production period for a Company-produced trailer to generally continue for as long as three months and in some instances, even longer. Feature-length movie production may take up to 12 months or longer. Multiple projects may run concurrently, should we have sufficient funds available to do so.

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

The same approach, augmented by festival submissions, will be used with movie products.

Current Projects

The Company has developed two (2) projects in-house.  One is the reality television concept,  “The Real Deal”, Writers Guild of Canada Reg. # S10-00417. The Real Deal is a reality show concept that features companies competing for a potential financing. Expert panelists listen to corporate presentations and, through a series of elimination rounds, determine which company is worthy of receiving a financing offer. The target audience is that of popular investment-related shows such as CNBC’s Mad Money and ABC’s Shark Tank (both in the US) and Dragon’s Den and BNN (in Canada). All rights to The Real Deal were acquired from our President, James Durward in return for a 5% gross overriding royalty on all revenues generated by all of the Company’s present and future properties.  We have also agreed to pay, to Mr. Gordon Rix who is an officer and director of the Company, a royalty of 1% on all broadcast licensing revenues related to The Real Deal until such time as the Company sells or otherwise disposes of The Real Deal rights. We have also agreed to pay, to Douglas MacLeod, an unaffiliated consultant, a royalty of .5% on all broadcast licensing revenues related to The Real Deal until such time as the Company sells or otherwise disposes of The Real Deal rights. There are no plans to sell or otherwise dispose of these rights at this time.

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

As of May 20, 2012, the Production was completed as “Inevitable”. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown. Festival acceptance status will not be known until the fall of 2012.

Distribution Arrangements

Effective distribution is critical to the economic success of a television or movie product, particularly when made by an independent production company. We have not as yet negotiated any distribution agreements.

For any television concepts, we intend to market our trailers to existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market our product on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately.  In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor. For feature-length movies, we intend to attract distribution by way of film festival submissions and by direct Internet marketing should funds be available to do so.

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

Competition

The television and movie production industries are intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of entertainment.  The industry is currently evolving in such a way that certain multinational multimedia firms will be able to dominate this space because of their control over key film, magazine, and television content, as well as key network and cable outlets.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed product.  All of our competitors will likely be organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. Our success will depend on public taste, which is both unpredictable and susceptible to rapid change. As an independent production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a distribution deal.

In order to be competitive, we intend to create and/or acquire innovative concepts that may appeal to a wide range of public tastes both in the United States and abroad.  Moreover, by producing our products in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our products to distributors at competitive pricing.  Investors must be aware that at this time we have completed one production known as “Inevitable”, which Production has been submitted to a variety of film festivals world-wide in an attempt to have it picked up for distribution. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown. Festival acceptance status will not be known until the fall of 2012.

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

Business of Equine Venture Group Inc. (“Equine”)

The mission of Equine is to identify grand prix horses from breeders worldwide, purchase them, train them, show them, and then resell them for substantial profits.

Equine has assembled a highly experienced, expert team to identify, purchase, train, show, and resell championship grand prix horses. Subject to raising funding, which currently they are seeking in the amount of $3,000,000 they intend to purchase approximately 3 horses every 6 months, and will sell the horses after approximately 12 months of ownership, after the training and showing/competition process has been completed. The Company is 100% owned by Jennifer Serek.

Service Description Summary

Equine intends to identify six to nine year-old premier warm-blood horses from top breeders, primarily in Europe, with famous bloodlines, for purchase. Through longstanding relationships with highly experienced breeders, trainers, brokers, and Olympic riders, they will screen each horse for a wide array of specific characteristics including health, bloodline, strength, stamina, personality, temperament, human-horse connection, “scope,” carefulness, and synergy, etc. Each horse will be “vetted” by a highly experienced veterinarian who will take extensive (more than 40) x-rays. These x-rays will then be sent to an American veterinarian who will review and analyze them for approval. Only after approval will they purchase a horse.
They will purchase horses and ship them to Calgary, Alberta Canada to their training facility. Each horse will be professionally trained by expert, highly experienced staff led by Jennifer Serek. Once initial training has been completed, each horse will then be taken on the show circuit where training in real-world show and competition conditions will continue.

Industry Analysis Summary

Through 2016, the Horse and Other Equine Production industry is forecast to be on its way to pre-recessionary levels. Positive changes in downstream demand for the industry's animals and services will be the major factor growing revenue. Growth in disposable income and participation in equestrian sports will play a key role in stimulating demand. Also, a depreciation of the US dollar through 2016 will boost export demand. In light of these positive factors, revenue is forecast to grow at an average rate of 2.2% per year and total $1.8 billion in 2016. The recovery over this period is expected to get an initial bump in 2012, with revenue projected to grow 2.7%.

Facilities and Operational Summary

Equine operates out of a world-class training facility—Silverstar Farms—in Calgary, Alberta Canada. This facility offers 150 acres just outside of the city of Calgary with 30 stalls, a Eurosizer (horse treadmill), top "travelright" footing, indoor and outdoor rings, rubber brick aisle, rubber stalls, along with a comprehensive team of expert trainers, grooms, and support staff. We will have full access to everything this top-rated facility has to offer, which will allow us to fully develop our horses into grand prix show-winners.

Operational Plan

Equine anticipates paying, on average, $300,000 per horse, including all broker’s fees. They will likely purchase most, if not all of our horses from European breeders and brokers, working directly with highly reputable dealers that they have long-established relationships with, over many years and hundreds of transactions. Once they have identified horses for purchase, the estimated  total cost for all training and preparation, is $125,000. The plan is to purchase 3 horses every six months, on average. The estimate is  that it will take approximately 12 months to fully develop each horse before they can sell it.

Promotional, Marketing and Sales Strategy Summary

Horses of this caliber gain exposure through competitions at shows, attracting attention from potential buyers. Sales are typically private in nature, and can be facilitated through a specialty broker or as a direct sale between breeder, trainer, or owner. All broker’s fees are paid by the buyer, should a broker be involved in the transaction. By showing and competing with our horses, and through success in shows and competition, the plan is to build strong demand for each individual animal, as well as the brand. The company website at: www.equineventuregroup.com showcases Equine’s business acumen and eventually will document and highlight successful show wins, competition wins, and sales.

At this time Equine does not have the funding in order to effect its business plan.  It expects to raise a total of $3,000,000 by way of equity funding by the end of 2012.

In the event that the Equine transaction closes, James Durward and Gordon Rix will both resign their Director and Officer positions with the Company.

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

Intellectual Properties

James Durward, the President and CEO of the Company, contributed all right, title and interest he held along with all ancillary rights in the original works written by himself and as registered with the Writers Guild of Canada (“WGC”) Registration Number S10-00417, and named “The Real Deal”. In return he was granted a 5% gross royalty interest in all of the Company’s products which means that for every dollar that is generated as revenue, Mr. Durward will be entitled to receive $0.05. We have placed no value on these current properties due to the additional difficulty and expense of securing appraisals to comply with the American Institute of Certified Public Accountant’s Statement of Position 00-2.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is currently quoted on the Over-the-Counter Markets (OTC/BB) under the trading symbol “FCPS”.

Following is a report of high and low closing bid prices for each quarterly period for the fiscal year ended April 30, 2012 and from trading during April 30, 2011 when the Company was quoted on the Over-the-Counter Bulletin Board.

Quarter	High ($)	Low ($)
4th Quarter ended 04/30/2012	0.10	0.10
3rd Quarter ended 01/31/2012	0.10	0.10
2nd Quarter ended 10/31/2012	0.10	0.10
1st Quarter ended 07/31/2012	0.10	0.10

4th Quarter ended 04/30/2011	0.10	0.10

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 17, 2012, there were 59 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.)

Dividends

We have never declared or paid any cash dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities

There were no unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Liquidity and Capital Resources

As of April 30, 2012, we had total assets of $17,407 ($75,743- 2011) comprised of $2,718 in cash and $14,689 in fixed assets, being equipment and software.  This reflects a decrease of $58,336 of the value of our total assets from $75,743 on April 30, 2011.    The decrease in assets is due to cash payments made for professional fees, video production costs, video equipment and software, the costs of the offering, and general and administrative expenses to further the business plan of the Company.  As of April 30, 2012, our total liabilities increased minimally to $20,244 from $19,985 as of April 30, 2011.  During the fiscal year, April 30, 2012, we generated $15,750 in revenues due to a production contract for our services as compared to no revenues during the fiscal year ended April 30, 2011. We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We are in transition on a current acquisition which we hope to close by July 31, 2012.   Should that acquisition close then the Company anticipates it will require a minimum of $3,000,000 to effect the business plan which is the buying, training and reselling of competitive jumping and show horses.   Should this acquisition close the new management is planning to undertake a $3,000,000 equity funding.  There can be no assurance they will be successful in raising any funds under the planned funding.

However, if we do not close on the acquisition then in order to continue with our movie production business we anticipate we will require a minimum of $250,000 to be expended on our ongoing operations.  We do not have sufficient funds for the next twelve months of operations.  We will be required to raise additional capital to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business.  We currently do not have any negotiated funding available.   It is unsure as to how we will raise the required funds to continue our current business.

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

Results of Operations

Our operating results for the fiscal year ended April 30, 2012 are described below.

Revenues

We earned $15,750 in revenue since our inception.   At the present time, we do not have sufficient funds to be able to progress our business plan either in the current business or for the new acquisition which is expected to generate substantial revenues in year two of operations, however, there can be no assurance that this will occur.

There can be no assurance that we will continue to generate revenues from either the new business planned for acquisition or our current business.

Expenses

Our net loss for the fiscal year ended April 30, 2012 was $58,595 as compared to $56,992 for fiscal 2011, of which $35,513 ($15,914 – 2011) was paid for professional fees, including legal, audit and the costs of the preparation of the registration statement, $8,000 ($25,880  – 2011) was paid for video production and $16,931 ($14,295  – 2011) for general office expense including telephone, website development and promotion expenses related to our video production.  We paid a total of $7,000 in consulting fees to Mr. Durward during the fiscal year ended April 30, 2012 as compared to no fees paid during fiscal 2011.

For the fiscal year ended April 30, 2012 the Company incurred operating losses of $58,595 (2011 - $56,992).  Professional expenses increased from $15,914 (2011) to $35,513 (2012) primarily due to fees associated with audit fees and legal fees and including a fee paid to legal to progress the Company’s DTC eligibility. Administrative expenses increased minimally from $14,295 (2011) to $16,931 (2012) as the Company incurred increased costs related to XBRL regulatory filing costs during the current year.  Depreciation and amortization expenses were $6,901 for fiscal year 2012 as compared to $903 for fiscal 2011 due to the depreciation on purchased video equipment. During fiscal 2011 the Company recorded video production expenses related to development of its show The Real Deal and its associated website of $25,880 as compared to video production charges of $8,000 during fiscal 2012.   Consulting fees were paid in relation to video production to Mr. Durward during fiscal 2012 with no similar charges in the prior fiscal year.

Net losses for the two completed fiscal years did not increase substantially as they were,  $58,595 (2012) and $56,992 (2011).

Basic and diluted losses per share for the respective fiscal periods ended April 30, 2012 and April 30, 2011 was ($0.00).

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

FULUCAI PRODUCTIONS LTD.

FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Fulucai Productions Ltd.

We have audited the accompanying  balance sheets  of  Fulucai Productions Ltd.  (a development stage enterprise) (the Company) as of  April 30, 2012 and 2011, and the related  statements of operations, changes in  shareholders’ equity (deficit), and cash flows for the years ended April 30, 2012 and 2011,  and for the period  from March 26, 2010 (inception) through April 30, 2012.  These  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these  financial statements based on our audit.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Fulucai Productions Ltd.  as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years  ended April 30, 2012 and 2011, and for the period from March 26, 2010 (inception) to April 30, 2012,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the  financial statements, the Company has cash flow constraints, an accumulated deficit, and has not yet produced significant revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
July 23, 2012

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)

Balance Sheets

	April 30, 2012	April 30, 2011
Assets
Current assets
Cash	$2,718	$57,780
Total current assets	2,718	57,780

Property and equipment, net	14,689	17,963
Total assets	$17,407	$75,743

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$15,187	$4,235
Accounts payable – related party	5,057	-
Customer deposits	-	15,750
Total current liabilities	20,244	19,985

Shareholders’ Equity (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of April 30, 2012 and April 30, 2011, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(119,837)	(61,242)
Total Shareholders' Equity (Deficit)	(2,837)	55,758
Total Liabilities and Shareholders' Equity (Deficit)	$17,407	$75,743

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Statements of Operations

			From Inception
			(March 26, 2010)
	Year ended April 30,		to
	2012	2011	April 30, 2012

Revenue	$15,750	$-	$15,750

Operating Expenses
Depreciation	6,901	903	7,804
Professional fees	35,513	15,914	54,427
Video production	8,000	25,880	33,880
Consulting fees	7,000	-	7,000
General and administration	16,931	14,295	32,476
Total operating expenses	74,345	56,992	135,587
Loss from operations	(58,595)	(56,992)	(119,837)

Other Income (expense)	-	-	-
(Loss) before taxes	(58,595)	(56,992)	(119,837)

Provision for taxes on income	-	-
Net Loss	$(58,595)	$(56,992)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	83,671,233

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Statements of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Inception, March 26, 2010	-	$-	$-	$-	$-
Shares issued for cash April 1, 2010	80,000,000	8,000	16,000		24,000
Loss for the period				(4,250)	(4,250)
Balances, April 30, 2010	80,000,000	8,000	16,000	(4,250)	19,750
Shares issued for cash, net of costs	10,000,000	1,000	92,000		93,000
Loss for the period				(56,992)	(56,992)
Balance, April 30, 2011	90,000,000	9,000	108,000	(61,242)	55,758
Loss for the period				(58,595)	(58,595)
Balance, April 30, 2012	90,000,000	$9,000	$108,000	$(119,837)	$(2,837)

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Statements of Cash Flows

			Inception
			(March 26, 2010)
	Year ended April 30,		Through
	2012	2011	April 30, 2012
Cash flows from operating activities:
Net (loss)	$(58,595)	$(56,992)	$(119,837)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	6,901	903	7,804
Changes in current assets and liabilities:
Accounts payable and accrued expenses	10,952	1,235	15,187
Accounts payable – related parties	5,057	-	5,057
Customer deposits	(15,750)	15,750	-
Net cash flows provided (used) by operating activities	(51,435)	(39,104)	(91,789)

Cash from Investing Activities:
Purchase office equipment	(3,627)	(18,866)	(22,493)
Net cash flows used in investing activities	(3,627)	(18,866)	(22,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	93,000	117,000
Proceeds from related party loan	-	-	3,000
Repayment of related party loan	-	-	(3,000)
Net cash flows from financing activities	-	93,000	117,000

Net increase (decrease) in cash and cash equivalents	(55,062)	35,030	2,718
Cash and equivalents, beginning of period	57,780	22,750	-
Cash and equivalents, end of period	$2,718	$57,780	$2,718

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Currently, we are a television and movie production company.   Our initial plan of operation was to develop reality-based show concepts for sale to television and Internet production interests.  This planned development was expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.   We developed our first reality show, however, we were unable to find a buyer and we determined to undertake production of a full-length feature film and have just completed our first project.

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

Development Stage Company - The accompanying financial statements have been prepared in accordance with ASC Topic 915 "Accounting and Reporting by Development Stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom. Development stage companies report cumulative costs from the enterprise's inception.

Note 2 – Going concern:

At April 30, 2012, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have raised sufficient funds under our prospectus offering to fund our initial business plan, and we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence.  We do not have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan.   As we progress the development of our business we may need to raise additional capital, the amounts of which cannot be known at this time.

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

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 6 – Property and equipment

Property and Equipment consisted of the following at April 30, 2012 and April 30, 2011.

	April 30, 2012	April 30, 2011
Computer and equipment	$22,493	$18,866
Less accumulated depreciation/amortization	(7,804)	(903)
Property and equipment, net	$14,689	$17,963

Note 7 – Common Stock

As of April 30, 2012, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

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

Note 8 – Related Party Transactions

During the twelve month period ended April 30, 2012, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $47,295 (2011- $47,972) for costs related to video production, equipment, advances for payment of invoices received and general administration expenses paid by Mr. Durward on behalf of the Company.  Further he invoiced the Company $7,000 for consulting services.  The Company paid $49,238 in cash, leaving the amount of $5,057 due and owing to Mr. Durward as accounts payable – relate party as at April 30, 2012.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 9 - Income taxes

The provision (benefit) for income taxes for the years ended April 30, 2012, and 2011 was as follows (assuming a 34 percent effective tax rate):

	Year Ended April 30,
	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$19,922	$19,377
Change in valuation allowance	$(19,922)	$(19,377)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2012, and 2011, as follows:

	April 30,
	2012	2011
Loss carryforwards	$40,744	$20,822
Less - Valuation allowance	(40,744)	(20,822)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended April 30, 2012, and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of April 30, 2012, the Company had approximately $119,837 (2011 - $61,242) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2029.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at April 30, 2012 or April 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended April 30, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at April 30, 2012 and 2011.

The tax returns for the years ended April 30, 2012, 2011 and 2010 are subject to examination by the Internal Revenue Service.

Note 10 - Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 11 – Commitments

On October 27, 2011 the Company entered into an acting agreement with a third party whereby the actor will provide services for the invoice amount of $3,000 in respect of the Company’s in progress production of “Inevitable” (Note 4 above).  As of January 31, 2012 the Company had paid cash to settle this agreement in full.

Note 12 – Subsequent Events

 On April 4, 2012, FuLuCai Productions Ltd. (the “Company”) and SFT Diversified Global LLC (“SFT”) entered into an Assignment Agreement (the “Agreement”) whereby SFT has assigned all rights and interest in an option agreement between SFT and Orion Oil & Gas Properties, a Texas General Partnership (the “Option”).   The Company was unable to raise the funds as required under the Agreement and the Agreement expired without closing, subsequent to the year end.

On June 29, 2012, the Company finalized negotiations with Equine Venture Group, Inc. (“Equine”) and entered into an acquisition agreement with Equine and Equine’s sole shareholder, Jennifer Serek (“Serek”) to acquire all of the issued and outstanding shares of Equine.

Under the terms of the acquisition agreement, we will acquire the shares of Equine by way of the issuance of a total of five million restricted shares of the common stock of the Company to Equine’s shareholder, Serek with one million shares to be issued on closing and a further one million shares to be issued on each anniversary of closing.

Further, Equine shall appoint directors and officers to the Board of Directors of Fulucai and the Company’s current directors shall resign.  As this transaction involves the issuance of shares in regard to the acquisition, the appointment and resignations shall be subject to Rule 14-f-1 of the Securities and Exchange Commission and the change in the Board of Directors shall take place 10 days after the filing of such form with the Securities and Exchange Commission.

Further to the terms of the acquisition agreement, the existing assets of the Company shall be transferred to James Durward or his assigns, the Company’s current director and President in exchange for the return to treasury by James Durward of fifteen million restricted shares of common stock of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended April 30, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2012:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of April 30, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended April 30, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                                                                                                                                            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending April 30, 2012.

Name	Age	Position	Term
James Durward	58	President, CEO and Director	From March 26, 2010 to present
Gordon Rix	55	Secretary Treasurer, CFO and Director	From March 26, 2010 to present

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending April 30, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
James Durward	10% stockholder and President, Chief Executive Officer and director.	N/A	Late/1	N/A

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Durward, President (CEO), Director	2012	-0-	-0-	-0-	-0-	7,000	7,000
James Durward, President (CEO), Director	2011	-0-	-0-	-0-	-0-	-0-	-0-
Gordon Rix, CFO, Secretary, Treasurer, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-
Gordon Rix, CFO, Secretary, Treasurer, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Durward	-0-	-0-	-0-	-0-	-0-
Gordon Rix	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of July 17, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	James Durward, 3632-13 St SW, Calgary, Alberta, T2T 3R1	65,798,600 Common shares	73.11%

Security Ownership of Management

The following table shows, as of July 17, 2012, the shares of Fulucai Productions Ltd. Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	James Durward, President, CEO and director of Fulucai Productions Ltd.	65,000,000 common shares held directly and 798,600 Common shares held indirectly	73.11%
Common	Gordon Rix. Secretary, CFO, Director	0	0%
Common	All Officers and Directors as a group	65,798,600 Common shares, issued and exercisable	73.11%

Changes in Control

There were no changes in control during the fiscal year ended April 30, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the twelve month period ended April 30, 2012, the Company received invoices from Mr. Durward, a director and officer of the Company, totaling the amount of $47,295 (2011- $47,972) for costs related to video production, equipment, advances for payment of invoices received and general administration expenses paid by Mr. Durward on behalf of the Company.  Further he invoiced the Company $7,000 for consulting services.  The Company paid $49,238 in cash, leaving amount of $5,057 due and owing to Mr. Durward as accounts payable – related party as at April 30, 2012.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2012 and 2011:

Services	2012 $	2011 $
Audit fees	4,500	3,500
Audit related fees	4,500	5,220
Tax fees	500	500
Total fees	9,500	9,220

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	July 27, 2012	By:	/s/ James Durward
		Name:	James Durward
		Title:	President and Principal Executive Officer

Date:	July 27, 2012	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	July 27 , 2012	By:	/s/ James Durward
		Name:	James Durward
		Title:	President and Member of the Board of Directors

Date:	July 27, 2012	By:	/s/ Gordon Rix
		Name:	Gordon Rix
		Title:	Secretary – Treasurer and Member of the Board of Directors