Form 10-Q
period 2012-07-31
FuLuCai Productions Ltd.
filed 2012-09-19
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54154
Commission File Number

Fulucai Productions Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0680436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

161 Silverado Ponds Way S.W., Calgary, AB	T2X 0B7
(Address of principal executive offices)	(Zip Code)

(403) 630-4319
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

Yes [ X ] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of September 9, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FULUCAI PRODUCTIONS LTD.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JULY 31, 2012 AND JULY 31, 2011
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO JULY 31, 2012

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended July 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Balance Sheets (Unaudited)

	July 31, 2012	April 30, 2012
Assets
Current assets
Cash	$8,751	$2,718
Total current assets	8,751	2,718

Property and equipment, net	12,815	14,689
Total assets	$21,566	$17,407

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$23,029	$15,187
Accounts payable – related party	14,512	5,057
Loan payable – related parties	5,977	-
Total current liabilities	43,518	20,244

Shareholders’ Equity (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 and 90,000,000 shares issued and outstanding as of July 31, 2012 and April 30, 2012, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(138,952)	(119,837)
Total Shareholders' Equity (Deficit)	(21,952)	(2,837)
Total Liabilities and Shareholders' Equity (Deficit)	$21,566	$17,407

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Operations (Unaudited)
			Inception
			(March 26, 2010)
	Three months ended July 31,		Through
	2012	2011	July 31, 2012

Revenues	$-	$15,750	$15,750

Expenses:
Depreciation	1,874	1,572	9,678
Professional fees	10,757	6,804	65,184
Video production	-	-	33,880
Consulting fees	-	7,000	7,000
General and administration	6,484	1,941	38,960
Total operating expenses	19,115	17,317	154,702
(Loss) from operations	(19,115)	(1,567)	(138,952)

Other income (expense):	-	-	-
(Loss) before taxes	(19,115)	(1,567)	(138,952)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(19,115)	$(1,567)	$(138,952)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Three months ended July 31,		Through
	2012	2011	July 31, 2012
Cash flows from operating activities:
Net (loss)	$(19,115)	$(1,567)	$(138,952)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation	1,874	1,572	9,678
Changes in current assets and liabilities:
Accounts payable and accrued expenses	7,842	3,728	23,029
Accounts payable - related parties	9,455	12,700	14,512
Customer deposits	-	(15,750)	-
Net cash flows provided (used) by operating activities	56	683	(91,733)

Cash from Investing Activities:
Purchase equipment	-	(665)	(22,493)
Net cash flows used in investing activities	-	(665)	(22,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from related party loans	5,977	-	8,977
Repayment of related party loans	-	-	(3,000)
Net cash flows from financing activities	5,977	-	122,977

Net increase (decrease) in cash and cash equivalents	6,033	18	8,751
Cash and equivalents, beginning of period	2,718	57,780	-
Cash and equivalents, end of period	$8,751	$57,798	$8,751

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2012
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

On June 29, 2012, the Company finalized negotiations with Equine Venture Group, Inc. (“Equine”) and entered into an acquisition agreement with Equine and Equine’s sole shareholder, Jennifer Serek (“Serek”) to acquire all of the issued and outstanding shares of Equine. Under the terms of the acquisition agreement, we will acquire the shares of Equine by way of the issuance of a total of five million restricted shares of the common stock of the Company to Equine’s shareholder, Serek with one million shares to be issued on closing and a further one million shares to be issued on each anniversary of closing. Further to the terms of the acquisition agreement, the existing assets of the Company shall be transferred to James Durward or his assigns, the Company’s former director and President in exchange for the return to treasury by James Durward of fifteen million restricted shares of common stock of the Company.

On July 27, 2012, Mr. James Durward and Mr. Gordon Rix resigned as officers and directors of the Company.   Ms. Jennifer Serek was appointed the sole officer and director of the Company.

The acquisition has not yet closed.

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
July 31, 2012
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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2012
(Unaudited)

Note 2 – Going concern:

At July 31, 2012, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business. We raised sufficient funds under our prospectus offering to fund our initial business plan, and we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence. We do not have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan. As we progress the development of our business we may need to raise additional capital, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts or closing the acquisition of Equine and achieving success in the business of training and marketing show horses and ultimately having a profitable level of operations.

Note 3 – Acquisition of Media Rights

On inception, our Company’s CEO and a director at that time, Mr. James Durward, transferred all rights to the title and interest he held along with all ancillary rights in the following original work written by himself: “The Real Deal”, Writers Guild of Canada Reg. # S10-00417 (the “Properties”). Mr. Durward became the controlling shareholder of the Company on April 28, 2010. We have not placed any value on these Properties due to the additional difficulty and expense of securing appraisals to comply with ASC Topic 926 (Entertainment-Films). In respect of these and all future properties Mr. Durward has a 5% (five percent) gross overriding royalty on all revenues generated. Our former CFO, Secretary Treasurer and member of the Board Mr. Gordon Rix holds a 1% (one percent) gross overriding royalty on all broadcast licensing revenues generated by “The Real Deal”. Mr. Douglas MacLeod, an unrelated third party also holds a .5% (one half of one percent) gross overriding royalty on all broadcast licensing revenues generated by “The Real Deal”, bringing total broadcast licensing royalties payable to all parties to 6.5% (six and one half percent).

On October 14, 2011, the Company and its then President, James Durward, entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357 (the “Production”). The Production has been re-named "Inevitable". In return for the Rights, the Company has agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown.

Note 4 – Service agreements

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2012
(Unaudited)

Note 4 – Service agreements (continued)

Gordon Rix, a director and officer of the Company at that time licensed the rights to “Smack in the Middle of Nowhere” to Octacation Productions Ltd. Mr. Rix abstained from voting on the entry into the Agreement between Octacation and the Company.

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

Note 5 – Property and equipment

Property and Equipment consisted of the following at July 31, 2012 and April 30, 2012.

	July 31, 2012	April 30, 2012
Computer and production equipment	$22,493	$22,493
Less accumulated depreciation/amortization	(9,678)	(7,804)
Property and equipment, net	$12,815	$14,689

Note 6 – Common Stock

As of July 31, 2012, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

Note 7 – Related Party Transactions

During the three month period ended July 31, 2012, the Company received invoices from Mr. Durward, a former director and officer of the Company and a shareholder of the Company, totaling the amount of $9,455 (2011- $12,700) for costs related to video production, equipment, advances for the payment of Company invoices and general administration expenses paid by Mr. Durward on behalf of the Company. The Company did not make any cash payments to Mr. Durward, leaving the amount of $14,512 due and owing to Mr. Durward as accounts payable – related party as at July 31, 2012.

Mr. Durward and Mr. Rix, both of whom are the former directors and officers of the Company hold gross overriding royalties on all revenues generated by the Company’s Properties. Please refer to Note 3 - Acquisition of Media Rights for further details.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2012
(Unaudited)

Note 7 – Related Party Transactions (continued)

On October 14, 2011, the Company and its then President, James Durward, entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357 (the “Production”). Mr. Durward will receive a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production. Please refer to Note 3 - Acquisition of Media Rights for further details.

During the three month period ended July 31, 2012, the Company received funds in the amount of $5,977 (CAD$6,000) from a shareholder of the Company. The Company did not make any cash payments, leaving the amount of $5,977 due and owing to the shareholder as loan payable – related parties as at July 31, 2012.

Note 8 - Income taxes

The provision (benefit) for income taxes for the three months period ended July 31, 2012 was as follows (assuming a 34 percent effective tax rate):

July 31, 2012
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$6,499
Change in valuation allowance	(6,499)
Total deferred tax provision	$-

The Company had deferred income tax assets as of July 31, 2012, and April 30, 2012 as follows:

	July 31, 2012	April 30, 2012
Loss carryforwards	$47,243	$40,744
Less - valuation allowance	(47,243)	(40,744)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months period ended July 31, 2012   because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of July 31, 2012, the Company had approximately $138,952 (April 30, 2012 - $119,837) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2029.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at July 31, 2012 or April 30, 2012for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2012
(Unaudited)

Note 8 - Income taxes (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months period ended July 31, 2012 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at July 31, 2012 or April 30, 2012.

Note 9- Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

Note 10– Subsequent Events

On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC (“CVB”), the principal accountant for the Company ceased its accounting practice for SEC reporting companies. At or about the same time Anderson Bradshaw PLLC was established as a successor firm to CVB to continue performing audits for SEC reporting companies. As Anderson Bradshaw is viewed as a separate legal entity, the Company dismissed CVB as its principal accountant and engaged Anderson Bradshaw, as the Company's principal accountant for the Company's fiscal year ending April 30, 2013 and the interim periods for 2012 and 2013. As the Company does not have an audit committee, the decision to change principal accountants was approved by the Company's Board of Directors.

On September 5, 2012, Ms. Jennifer Serek resigned as President, Chief Executive Officer and Treasurer of FuLuCai productions Ltd. (the “Company”).Ms. Serek remains the Secretary and a Director of the Company.  On September 5 2012, the Board of Directors appointed John Carl Anderson the President, Chief Executive Officer Treasurer and a Director of the Company.  On September 17, 2012, Mr. John Carl Anderson, resigned as President, Chief Executive Officer, Treasurer and a Director of the Company and Mr. John Demoleas was appointed President, Chief Executive Officer, Treasurer and a Director of the Company.

 The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no events to disclose.

9

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Fulucai Productions Ltd.

Liquidity and Capital Resources

As of July 31, 2012, we had total assets of $21,566 ($17,407 as at April 30, 2012) comprised of $8,751 in cash and $12,815 in fixed assets, being equipment and software. This reflects an increase of $4,159 in the value of our total assets from $17,407 on April 30, 2012. The increase in assets is due to cash advances made from a shareholder. As of July 31, 2012, our total liabilities increased to $43,518 from $20,244 as of April 30, 2012 due to an increase in accounts payable, accounts payable- related-party and loan payable – related parties.   During the three months ended July 31, 2012 we did not generate any revenues as compared to the three months ended July 31, 2011 when we generated $15,750 in revenues due to a production contract for our services.

We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We are in transition on a current acquisition which we hope to close by September 30, 2012.   Should that acquisition close then the Company anticipates it will require a minimum of $3,000,000 to effect the business plan which is the buying, training and reselling of competitive jumping and show horses. Should this acquisition close the new management is planning to undertake a $3,000,000 equity funding. There can be no assurance they will be successful in raising any funds under the planned funding.

Management has determined it may also continue with our movie production business for a period of time as there may be value in being able to produce video production on our jumping and show horses.  We anticipate we will require a minimum of $250,000 to be expended on our ongoing operations for video production and filming, bringing total funds required to $3,250,000 for the twelve months, after taking into account the capital needs for both of our businesses. We do not have sufficient funds for the next twelve months of operations. We will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise any funds on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business. We currently do not have any negotiated funding available. It is unsure as to how we will raise the required funds to continue our current business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our television development efforts and ultimately having a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Our operating results for the three month periods ended July 31, 2012 as compared to July 31, 2011 are described below.

Revenue

During the three month period ended July 31, 2012 we did not earn any revenue as compared to revenue earned of $15,750 during the comparable three month period ended July 31, 2011.  We do not anticipate earning additional revenues until such time as we have obtained successful results including but not limited to completing our current movie project or developing an interest for our reality show concept and entering into distribution agreements to successfully market and distribute our projects or from the training and re-selling of show horses should we complete the Equine acquisition.  It is unlikely that we will generate any revenue from any of our current projects in the immediate future.

Expenses

Our net loss, which is all related to operating losses, for the three month period ended July 31, 2012 was ($19,115) as compared to a net loss of ($1,567) for the three month period ended July 31,  2011, of which $1,874 for the three months ended July 31, 2012 was depreciation as compared to  $1,572 for the three months ended July 31, 2011,  $10,757 ($6,804 – 2011) was paid for professional fees, including legal and audit, and $6,484 ($1,941 – 2011)  for general office expenses, offset by a reduction in  consulting fees  to nil  from $7,000 (2011)  . Our losses for the three months ended   July 31, 2011 were further offset by revenue of $15,750 as compared to no revenue for the comparable period ended July 31, 2012.

Basic and diluted losses per share for the respective three month periods ended July 31, 2012 and July 31, 2011 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Ms. Jennifer Serek, our Principal Executive Officer at the time, who was also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who was also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of July 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1)
We currently do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over financial statements;

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

3)
Outsourcing of our accounting operations. Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm. The employees of this firm are managed by supervisors within the firm and are not answerable to our management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

We continue to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses. Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending July 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC (“CVB”), the principal accountant for the Company ceased its accounting practice for SEC reporting companies. At or about the same time Anderson Bradshaw PLLC was established as a successor firm to CVB to continue performing audits for SEC reporting companies. As Anderson Bradshaw is viewed as a separate legal entity, the Company dismissed CVB as its principal accountant and engaged Anderson Bradshaw, as the Company's principal accountant for the Company's fiscal year ending April 30, 2013 and the interim periods for 2012 and 2013. As the Company does not have an audit committee, the decision to change principal accountants was approved by the Company's Board of Directors.

On September 5, 2012, Ms. Jennifer Serek resigned as President, Chief Executive Officer and Treasurer of Fulucai productions Ltd. (the “Company”).Ms. Serek remains the Secretary and a Director of the Company.  On September 5, 2012, the Board of Directors appointed John Carl Anderson the President, Chief Executive Officer,  Treasurer and a Director of the Company.  On September 17, 2012, Mr. John Carl Anderson resigned as President, Chief Executive Officer, Treasurer and a Director of the Company and Mr. John Demoleas was appointed President, Chief Executive Officer, Treasurer and a Director of the Company. Mr. Anderson resigned due to a potential conflict of interest in regard to the acquisition of certain assets owned by Mr. Anderson and to allow more time for due diligence and the structure of the potential acquisition.   The Company continues to evaluate the pending acquisition of Equine Ventures and other assets which may be acquired.

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
16.1	Letter from Child, Van Wagoner & Bradshaw, PLLC dated August 9, 2012 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 9, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	September 19 , 2012	By:	/s/ John Demoleas
		Name:	John Demoleas
		Title:	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director