Form 10-Q/A
period 2012-07-31
FuLuCai Productions Ltd.
filed 2012-09-24
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Fulucai Productions Ltd’s quarterly report on Form 10–Q for the quarter ended  July 31, 2012, filed with the Securities and Exchange Commission on September 19, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
16.1	Letter from Child, Van Wagoner & Bradshaw, PLLC dated August 9, 2012 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 9, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on September 19, 2012
31.2	Section 302 Certification- Principal Financial Officer	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on September 19, 2012
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on September 19, 2012
101.INS	XBRL Instance Document*	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema*	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase*	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase*	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*	Filed herewith

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	September 24 , 2012	By:	/s/ John Demoleas
		Name:	John Demoleas
		Title:	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director