Form 10-Q
period 2012-10-31
FuLuCai Productions Ltd.
filed 2012-12-17
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54154
Commission File Number

FuluCai Productions Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0680436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Crescent Blvd SW, Calgary, Alberta	T2S 1L5
(Address of principal executive offices)	(Zip Code)

(403) 880-7474
(Registrant’s telephone number, including area code)

161 Silverado Ponds Way S.W., Calgary, AB T2X 0B7
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of December 10, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FuLuCai Productions Ltd.

UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2011
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO OCTOBER 31, 2012

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended October 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Page
Balance Sheets	6
Statements of Operations	7
Statements of Cash Flows	8
Notes to Financial Statements	9 to 14

FuLuCai Productions Ltd. (A development stage enterprise) Balance Sheets (Unaudited)

	October 31, 2012	April 30, 2012
Assets
Current assets
Cash	$-	$2,718
Total current assets	-	2,718

Property and equipment, net	10,940	14,689
Total assets	$10,940	$17,407

Liabilities and Shareholders’ (Deficit)
Current liabilities
Accounts payable and accrued expenses	$21,220	$15,187
Accounts payable and accrued expense – related party	123	5,057
Loan payable – related party	19,121	-
Total current liabilities	40,464	20,244

Shareholders’ (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of October 31, 2012 and April 30, 2012, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(146,524)	(119,837)
Total Shareholders' (Deficit)	(29,524)	(2,837)
Total Liabilities and Shareholders' (Deficit)	$10,940	$17,407

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Operations (Unaudited)

	For the three months		For the six months		Inception
	ended October 31,		ended October 31,		(March 26, 2010) to
	2012	2011	2012	2011	October 31, 2012

Revenue	$-	$-	$-	$15,750	$15,750

Operating Expenses
Depreciation	1,875	1,647	3,749	3,219	11,553
Professional expenses	3,285	21,703	14,042	28,507	68,469
Video production	-	3,000	-	3,000	33,880
Consulting fees	-	-	-	7,000	7,000
General and administration	2,289	5,060	8,773	7,002	41,249
Total operating expenses	7,449	31,410	26,564	48,727	162,151
Loss from operations	(7,449)	(31,410)	(26,564)	(32,977)	(146,401)

Interest (expense)-related party	(123)	-	(123)	-	(123)
(Loss) before taxes	(7,572)	(31,410)	(26,687)	(32,977)	(146,524)

Provision for taxes on income	-	-	-	-	-
Net Loss	$(7,572)	$(31,410)	$(26,687)	$(32,977)	$(146,524)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Six months ended October 31,		Through
	2012	2011	October 31, 2012
Cash flows from operating activities:
Net (loss)	$(26,687)	$(32,977)	$(146,524)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	3,749	3,218	11,553
Changes in current assets and liabilities:
Accounts payable and accrued expenses	12,807	5,617	27,994
Accounts payable related parties	1,319	1,500	6,376
Customer deposits	-	(15,750)	-
Net cash flows provided (used) by operating activities	(8,812)	(38,392)	(100,601)

Cash from Investing Activities:
Purchase equipment	-	(3,010)	(22,493)
Net cash flows used in investing activities	-	(3,010)	(22,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from related party loans	6,094	-	9,094
Repayment of related party loans	-	-	(3,000)
Net cash flows from financing activities	6,094	-	123,094

Net increase (decrease) in cash and cash equivalents	(2,718)	(41,402)	-
Cash and equivalents, beginning of period	2,718	57,780	-
Cash and equivalents, end of period	$-	$16,378	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Accounts payable – related party transfer to loan payable – related party	$6,253	$-	$6,253
Accounts payable transfer to loan payable – related party	6,774		6,774
	$13,027	$-	$13,027

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2012
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

Currently, we are a television and movie production company. Our initial plan of operation was to develop reality-based show concepts for sale to television and Internet production interests. This planned development was expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers. We developed our first reality show, however, we were unable to find a buyer and we determined to undertake production of a full-length feature film.

On June 29, 2012, the Company finalized negotiations with Equine Venture Group, Inc. (“Equine”) and entered into an acquisition agreement with Equine and Equine’s sole shareholder, Jennifer Serek (“Serek”) to acquire all of the issued and outstanding shares of Equine.  As of the date of these financial statements the Company had not completed the acquisition.

On July 27, 2012, Mr. James Durward and Mr. Gordon Rix resigned as officers and directors of the Company. Ms. Jennifer Serek was appointed the sole officer and director of the Company.

On September 5, 2012, Ms. Jennifer Serek resigned as President, Chief Executive Officer and Treasurer of the Company.  On September 5 2012, the Board of Directors appointed John Carl Anderson the President, Chief Executive Officer Treasurer and a Director of the Company. On September 17, 2012, Mr. John Carl Anderson, resigned as President, Chief Executive Officer, Treasurer and a Director of the Company and Mr. John Demoleas was appointed President, Chief Executive Officer, Treasurer and a Director of the Company.

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
October 31, 2012
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

Note 2 – Going concern:

At October 31, 2012, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business. We raised sufficient funds under our prospectus offering to fund our initial business plan, and we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence. We do not have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan. As we progress the development of our business we may need to raise additional capital, the amounts of which cannot be known at this time.

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
October 31, 2012
(Unaudited)

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

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.  Subsequent to the period covered by this report, the Company entered into a licensing and distribution agreement for Inevitable which is described below under Note 10   - Subsequent Events.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2012
(Unaudited)

Note 5 – Property and equipment

Property and Equipment consisted of the following at October 31, 2012 and April 30, 2012.

	October 31, 2012	April 30, 2012
Computer and production equipment	$22,493	$22,493
Less accumulated depreciation/amortization	(11,553)	(7,804)
Property and equipment, net	$10,940	$14,689

Note 6 – Common Stock

As of October 31, 2012, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

Note 7 – Related Party Transactions

During the three month period ended July 31, 2012, the Company received invoices from Mr. Durward, a former director and officer of the Company and a shareholder of the Company, totaling the amount of $9,455 (2011- $12,700) for costs related to video production, equipment, advances for the payment of Company invoices and general administration expenses paid by Mr. Durward on behalf of the Company. The Company made cash payments in the amount of $8,259 to Mr. Durward, leaving the amount of $6,253 due and owing, however, on September 27, 2012, the Company received notification of the assignment of debt from Mr. Durward to Able Star Capital Investment Ltd. (“Able Star”),  therefore as at October 31, 2012 the debt to Mr. Durward was retired in full and assigned to a related party as Able Star is a shareholder of the Company.

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

During the three month period ended July 31, 2012, the Company received funds in the amount of $6,094 (CAD$6,000) from a shareholder of the Company. The Company received notification that as of September 27, 2012, the loan had been assigned to Able Star, a shareholder of the Company.  The Company did not make any cash payments, leaving the amount of $6,094 due and owing to the shareholder as loans payable – related parties as at October 31, 2012.

The Company received notification that as of October 9, 2012, Able Star, a shareholder of the Company had paid the amount of $6,774 due and owing to a creditor of the Company, thus making the amount of $6,774 due to Able Star as accounts payable-related party as at October 31, 2012.   Therefore the total amount of the debt owing to Able Star as at October 31, 2012 is the amount of $19,121, of which $6,094 was a loan payable and the balance of $13,027 was accounts payable.

The amounts owing to Able Star are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended October 31, 2012, the accrued interest expense in the amount of $123 was reflected in the balance sheets as accounts payable and accrued expenses – related party.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2012
(Unaudited)
Note 8 - Income taxes

The provision (benefit) for income taxes for the six months period ended October 31, 2012 was as follows (assuming a 34 percent effective tax rate):

October 31, 2012
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$9,073
Change in valuation allowance	(9,073)
Total deferred tax provision	$-

The Company had deferred income tax assets as of October 31, 2012, and April 30, 2012 as follows:

	October 31, 2012	April 30, 2012
Loss carryforwards	$49,817	$40,744
Less - valuation allowance	(49,817)	(40,744)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the six month period ended October 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of October 31, 2012, the Company had approximately $146,524 (April 30, 2012 - $119,837) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2029.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at October 31, 2012 or April 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Income tax periods from inception are open for examination by taxing authorities.  During the six month period ended October 31, 2012 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at October 31, 2012 or April 30, 2012.

Note 9- Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2012
(Unaudited)

Note 10– Subsequent Events

Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CGTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.

On June 29, 2012, the Company finalized negotiations with Equine Venture Group, Inc. (“Equine”) and entered into an acquisition agreement with Equine and Equine’s sole shareholder, Jennifer Serek (“Serek”) to acquire all of the issued and outstanding shares of Equine. The Company was unable to finalize the agreement with Equine Venture Group Inc. and has determined not to pursue the acquisition as of November 21, 2012.

The Company has determined to continue with its current business and to review other potential acquisitions.

On November 21, 2012, Ms. Jennifer Serek resigned as Secretary and Director of the Company.

On November 23, 2012, Mr. John Demoleas resigned as President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company.

On November 23, 2012, the Board of Directors appointed Malcolm Albery as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company.

On November 26, 2012, Mr. John Demoleas resigned as a Director of the Company.

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

Liquidity and Capital Resources

As of October 31, 2012, we had total assets of $10,940 ($17,407 as at April 30, 2012) comprised of $Nil ($2,718 – April 30, 2012) in cash and $10,940 ($14,689 – April 30, 2012) in fixed assets, being equipment and software. This reflects a decrease of $6,467 in the value of our total assets from $17,407 on April 30, 2012. The decrease in assets is due to cash payments to vendors offset by the cash advances made from a shareholder. As of October 31, 2012, our total liabilities increased to $40,464 from $20,244 as of April 30, 2012 due to an increase in accounts payable, accounts payable- related-party and loan payable – related parties. During the six months ended October 31, 2012 we did not generate any revenues as compared to the six months ended October 31, 2011 when we generated $15,750 in revenues due to a production contract for our services.

We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

Subsequent to the period covered by this report, the Company has determined not to finalize the acquisition agreement with Equine Ventures.

Management has determined it will continue with the Company’s movie production business and seek other potential acquisitions to increase stockholder value. Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CGTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  At this time the Company has no way to determine what revenues, if any, it will receive from this agreement.

We anticipate we will require a minimum of $50,000 for general and administrative expenses and to pay the fees required to maintain our filing status with the SEC for the next twelve months.   The Company has not determined whether to undertake further production projects at this time, but will continue to seek agreements to license its currently developed projects.    We do not have sufficient funds for the next twelve months of operations. We will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise any funds on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business. We currently do not have any negotiated funding available. It is unsure as to how we will raise the required funds to continue our current business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our television and movie production efforts and ultimately having a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Our operating results for the three and six month periods ended October 31, 2012 as compared to October 31, 2011 are described below.

Revenue

During the three month periods ended October 31, 2012 and October 31, 2011 we did not earn any revenue.

During the six month period ended October 31, 2012 we did not earn any revenue as compared to revenue earned of $15,750 during the comparable six month period ended October 31, 2011.

We have entered into a licensing and distribution agreement for our movie Inevitable with a television station, however, it is unknown how much revenue we will generate from this agreement or if we will generate any revenue at all.

Expenses

Three months ended October 31, 2012 as compared to October 31, 2011:

Our net loss, which is all related to operating losses, for the three month period ended October 31, 2012 was ($7,572) as compared to a net loss of ($31,410) for the three month period ended October 31, 2011, of which $1,875 for the three months ended October 31, 2012 was depreciation as compared to $1,647 for the three months ended October 31, 2011, $3,285 ($21,703 – 2011) was paid for professional fees, including legal and audit, and $2,289 ($5,060 – 2011) for general office expenses, offset by a reduction in video production  fees to nil from $3,000 (2011) .

Six months ended October 31, 2012 as compared to October 31, 2011:

Our net loss, which is all related to operating losses, for the six month period ended October 31, 2012 was ($26,687) as compared to a net loss of ($32,977) for the six month period ended October 31, 2011, of which $3,749 for the six months ended October 31, 2012 was depreciation as compared to $3,219 for the six months ended October 31, 2011, $14,042 ($28,507 – 2011) was paid for professional fees, including legal and audit, and $8,773 ($7,001 – 2011) for general office expenses, offset by a reduction in consulting fees to nil from $7,000 (2011), and video production fees to nil from $3,000 (2011) .

Basic and diluted losses per share for the respective three month periods ended October 31, 2012 and October 31, 2011 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of October 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
10.9	Licensing and Distribution Agreement dated November 15, 2012 between the Company and ConvergTV.	Filed herewith
16.1	Letter from Child, Van Wagoner & Bradshaw, PLLC dated August 9, 2012 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 9, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document**	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed Herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	December 17, 2012	By:	/s/ Malcolm Albery
		Name:	Malcolm Albery
		Title:	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director