Form 10-Q
period 2013-01-31
FuLuCai Productions Ltd.
filed 2013-03-18
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of February 28, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

FuLuCai Productions Ltd.

PART I – FINANCIAL INFORMATION

FuLuCai Productions Ltd.

UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED JANUARY 31, 2013 AND JANUARY 31, 2012
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO JANUARY 31, 2013

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended January 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 as filed with the Securities and Exchange Commission on July 27, 2012.

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

FuLuCai Productions Ltd. (A development stage enterprise) Balance Sheets (Unaudited)

	January 31, 2013	April 30, 2012
Assets
Current assets
Cash	$-	$2,718
Total current assets	-	2,718

Property and equipment, net	9,066	14,689
Total assets	$9,066	$17,407

Liabilities and Shareholders’ (Deficit)
Current liabilities
Accounts payable and accrued expenses	$19,997	$15,187
Accounts payable and accrued expense – related party	855	5,057
Loan payable – related party	40,117	-
Total current liabilities	60,969	20,244

Shareholders’ (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of January 31, 2013 and April 30, 2012, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(168,903)	(119,837)
Total Shareholders' (Deficit)	(51,903)	(2,837)
Total Liabilities and Shareholders' (Deficit)	$9,066	$17,407

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Operations (Unaudited)
	For the three months		For the nine months		Inception
	ended		ended		(March 26, 2010)
	January 31		January 31		to
	2013	2012	2013	2012	January 31, 2013

Revenue	$-	$-	$-	$15,750	$15,750

Operating Expenses
Depreciation	1,875	1,822	5,624	5,041	13,428
Professional expenses	9,610	3,564	23,652	32,071	78,079
Directors fees	5,000	-	5,000	-	5,000
Video production	-	5,000	-	8,000	33,880
Consulting fees	-	-	-	7,000	7,000
General and administration	5,162	4,719	13,935	11,721	46,411
Total operating expenses	21,647	15,105	48,211	63,833	183,798
Loss from operations	(21,647)	(15,105)	(48,211)	(48,083)	(168,048)

Interest (expense)	(732)	-	(855)	-	(855)
(Loss) before taxes	(22,379)	(15,105)	(49,066)	(48,083)	(168,903)

Provision for taxes on income	-	-	-	-	-
Net Loss	$(22,379)	$(15,105)	$(49,066)	$(48,083)	$(168,903)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Nine months ended January 31,		Through
	2013	2012	January 31, 2013
Cash flows from operating activities:
Net (loss)	$(49,066)	$(48,083)	$(168,903)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	5,624	5,041	13,428
Changes in current assets and liabilities:
Accounts payable and accrued expenses	11,583	7,068	26,770
Accounts payable related parties	2,051	-	7,108
Customer deposits	-	(15,750)	-
Net cash flows provided (used) by operating activities	(29,808)	(51,724)	(121,597)

Cash from Investing Activities:
Purchase office equipment	-	(3,338)	(22,493)
Net cash flows used in investing activities	-	(3,338)	(22,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from related party loans	27,090	-	30,090
Repayment of related party loans	-	-	(3,000)
Net cash flows from financing activities	-	-	144,090

Net increase (decrease) in cash and cash equivalents	(2,718)	(55,062)	-
Cash and equivalents, beginning of period	2,718	57,780	-
Cash and equivalents, end of period	$-	$2,718	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Accounts payable – related party transfer to loan payable – related party	$6,253	$-	$6,253
Accounts payable transfer to loan payable – related party	6,774	-	6,774
	$13,027	$-	$13,027

The accompanying notes are an integral part of these financial statements

FuLuCai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2013
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
January 31, 2013
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

Note 2 – Going concern:

At January 31, 2013, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business. We raised sufficient funds under our prospectus offering to fund our initial business plan, and we intend to rely on our officers and directors to perform essential functions without compensation until we raise sufficient funding for ongoing operations or until revenues from operations commence. We do not have sufficient funds to fund our operations over the next twelve months based on our current budgets and business plan. As we progress the development of our business we may need to raise additional capital, the amounts of which cannot be known at this time.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2013
(Unaudited)

Note 3 – Acquisition of Media Rights (continued):

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

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  There have been no revenues or expenses related to Inevitable to January 31, 2013.  ConvergTV has advised that the channel that is supposed to carry Inevitable has not yet been launched and that the launch date is not known at this time.

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

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2013
(Unaudited)

Note 5 – Property and equipment

Property and Equipment consisted of the following at January 31, 2013 and April 30, 2012.

	January 31, 2013	April 30, 2012
Computer and production equipment	$22,493	$22,493
Less accumulated depreciation/amortization	(13,427)	(7,804)
Property and equipment, net	$9,066	$14,689

Note 6 – Common Stock

As of January 31, 2013, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

Note 7 – Related Party Transactions

During the three month period ended July 31, 2012, the Company received invoices from Mr. Durward, a former director and officer of the Company and a shareholder of the Company, totaling the amount of $9,455 (2011- $12,700) for costs related to video production, equipment, advances for the payment of Company invoices and general administration expenses paid by Mr. Durward on behalf of the Company. The Company made cash payments in the amount of $8,259 to Mr. Durward, leaving the amount of $6,253 due and owing, however, on September 27, 2012, the Company received notification of the assignment of debt from Mr. Durward to Able Star Capital Investment Ltd. (“Able Star”)  therefore as at January 31, 2013 the debt to Mr. Durward was retired in full and assigned to a related party as Able Star is a shareholder of the Company.

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

During the three month period ended July 31, 2012, the Company received funds in the amount of $5,987 (CAD$6,000) from a shareholder of the Company. The Company received notification that as of September 27, 2012, the loan had been assigned to Able Star, a shareholder of the Company.  The Company received notification that as of October 9, 2012, Able Star  had paid the amount of $6,774 due and owing to another creditor of the Company.    During the nine month period ended January 31, 2013, Able Star paid  the amount of  $27,090 (including CAD$5,000) due and owing to creditors of the Company.  Therefore the total amount of the debt owing to Able Star as at January 31, 2013 was $40,117 which is reflected as loans payable – related party.

The amounts owing to Able Star are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended January 31, 2013, the accrued interest expense in the amount of $855 was reflected in the balance sheets as accounts payable and accrued expenses – related party

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2013
(Unaudited)

Note 7 – Related Party Transactions (continued)

During the nine months ended January 31, 2013, the Company received invoices from John Demoleas, a former director of the Company for directors fees totaling $5,000.    As at January 31, 2013, the amount of $2,500 remains outstanding.  This amount is reflected in accounts payable  as Mr. Demoleas is no longer a director of the Company.

Note 8 - Income taxes

The provision (benefit) for income taxes for the nine months period ended January 31, 2013 was as follows (assuming a 34 percent effective tax rate):

January 31, 2013
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$16,600
Change in valuation allowance	(16,600)
Total deferred tax provision	$-

The Company had deferred income tax assets as of January 31, 2013, and April 30, 2012 as follows:

	January 31, 2013	April 30, 2012
Loss carryforwards	$57,426	$40,744
Less - valuation allowance	(57,426)	(40,744)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months period ended January 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of January 31, 2013, the Company had approximately $168,903 (April 30, 2012 - $119,837) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2030.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at January 31, 2013 or April 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months period ended January 31, 2013 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at January 31, 2013 or April 30, 2012.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements
January 31, 2013
(Unaudited)

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

Liquidity and Capital Resources

As of January 31, 2013, we had total assets of $9,066 ($17,407 as at April 30, 2012) comprised of $Nil ($2,718 – April 30, 2012) in cash and $9,066 ($14,689 – April 30, 2012) in fixed assets, being equipment and software. This reflects a decrease of $8,341 in the value of our total assets from $17,407 on April 30, 2012. The decrease in assets is due to cash payments to vendors offset by  the cash advances  paid by the way of  shareholder loans. As of January 31, 2013, our total liabilities increased to $60,969 from $20,244 as of April 30, 2012 due to an increase in accounts payable, accounts payable- related-party and loan payable – related parties. During the nine months ended January 31, 2013 we did not generate any revenues as compared to the nine months ended January 31, 2012 when we generated $15,750 in revenues due to a production contract for our services.

We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

Management has determined it will continue with the Company’s movie production business and seek other potential acquisitions to increase stockholder value.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  At this time the Company has no way to determine what revenues, if any, it will receive from this agreement.   The Company has been advised by CGTV that the station which is to air the Program has not yet been launched and there is no definitive launch date yet announced.   No revenues or expenses have been generated from this agreement to date.

We anticipate we will require a minimum of $125,000 to settle debt and for working capital as we estimate $50,000 for general and administrative expenses and to pay the fees required to maintain our filing status with the SEC for the next twelve months.   This amount does not assume any costs for additional productions or additional acquisitions, the amounts of which we cannot estimate at this time.  The Company has not determined whether to undertake further production projects at this time, but will continue to seek agreements to license its currently developed projects.    We do not have sufficient funds for the next twelve months of operations. We will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise any funds on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business. We currently do not have any negotiated funding available. It is unsure as to how we will raise the required funds to continue our current business.

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

Results of Operations

Our operating results for the three and nine month periods ended January 31, 2013 as compared to January 31, 2012 are described below.

Revenue

During the three month periods ended January 31, 2013 and January 31, 2012 we did not earn any revenue.

During the nine month period ended January 31, 2013 we did not earn any revenue as compared to revenue earned of $15,750 during the comparable nine month period ended January 31, 2012.

We have entered into a licensing and distribution agreement for our movie Inevitable with a television station, however, it is unknown how much revenue we will generate from this agreement or if we will generate any revenue at all.

Expenses

Three months ended January 31, 2013 as compared to January 31, 2012:

Our operating loss, for the three month period ended January 31, 2013 was ($21,647) as compared to a loss of ($15,105) for the three month period ended January 31, 2012, of which $1,875 for the three months ended January 31, 2013 was depreciation as compared to $1,822 for the three months ended January 31, 2012, $9,610 ($3,564 – 2012) was paid for professional fees, including legal and audit, and $5,162 ($4,719 – 2012) for general office expenses, and directors fees of $5,000 ($nil – 2012).   Interest expense was $732 for the three months ended January 31, 2013 ($Nil – 2012) resulting in a net loss of $22,379 for the three months ended January 31, 2013 ($15,105 – 2012).

Nine months ended January 31, 2013 as compared to January 31, 2012:

Our operating loss, for the nine month period ended January 31, 2013 was ($48,211) as compared to a net loss of ($48,083) for the nine month period ended January 31, 2012, of which $5,624 for the nine months ended January 31, 2013 was depreciation as compared to $5,041 for the nine months ended January 31, 2012, $23,652 ($32,071 – 2012) was paid for professional fees, including legal and audit, and $13,935 ($11,721 – 2012) for general office expenses, $5,000 for directors fees ($Nil – 2012,), offset by a reduction in consulting fees to nil from $7,000 (2012) and reduction in video production fees to nil from $8,000 (2012).  Interest expense was $855 for the nine months ended January 31, 2013 ($nil – 2012) resulting in a net loss of $49,066 for the nine months ended January 31, 2013 ($48,083 – 2012).

Basic and diluted losses per share for the respective three month periods ended January 31, 2013 and January 31, 2012 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of January 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

FULUCAI PRODUCTIONS LTD.

Date:	March 15, 2013	By:	/s/ Malcolm Albery
		Name:	Malcolm Albery
		Title:	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary-Treasurer and Director