Form 10-K
period 2013-04-30
FuLuCai Productions Ltd.
filed 2013-07-29
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54154
Commission File Number

Fulucai Productions Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0680436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Broad Street, 15th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(646) 967-4459
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Yes	[ ]	No	[X ]

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

As of October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $20,211,413, based on 24,351,100 common shares held by non-affiliates based on the  last sale prior to October 31, 2012 being $0.83, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

90,000,000 common shares outstanding as of July 25, 2013

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

General Development of Business

Fulucai Productions Ltd. was incorporated on March 26, 2010 under the laws of the State of Nevada and is referenced herein as either "Fulucai", "the Company", "we", "us" or "our".  We are a development stage independent concept developer in the field of television and motion pictures having our principal office located at 55 Broad Street, 15th Floor, New York, NY10004. Our phone number is (646) 967-4459 and our e-mail is rthayercapital@aol.com.  Our website is at www.fulucai.tv.

Currently, we are a television and movie production company.   Our initial plan of operation was to develop reality-based show concepts for sale to television and Internet production interests.  This planned development was expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.   We developed our first reality show, however, we were unable to find a buyer and we determined to undertake production of a full-length feature film, “Inevitable” which was completed as of May 20, 2012 for approximately $11,000.

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

On October 14, 2011, the Company and its President at the time, James Durward, entered into a Royalty Agreement whereby the Company acquired all rights to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357 (the “Production”).  Mr. Durward will receive a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the production. The production was re-named “Inevitable” and is referred to previously in this section.

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

On June 29, 2012, we finalized negotiations with Equine Venture Group, Inc. (“Equine”) and entered into an acquisition agreement with Equine and Equine’s sole shareholder, Jennifer Serek (“Serek”) to acquire all of the issued and outstanding shares of Equine.  The transaction with Equine was not completed.

The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  There have been no revenues or expenses related to the CGTV contract in regard to Inevitable to the date of this filing.  ConvergTV has advised that the channel that is supposed to carry Inevitable has not yet been launched and that the launch date is not known at this time.

The Company intends to continue to pursue its original business plan, however, the loss of James Durward and Gordon Rix as directors and officers may make it more difficult for the Company to progress its currently planned business.

On April 26, 2013, the Board of Directors appointed Robert Thayer as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Mr. Thayer intends to review the currently business of the Company and also to review other business opportunities that may be available to the Company.

On July 23, 2013, Mr. Thayer resigned as Chief Executive Officer of the Company and Mr. Mohammad Fazil was appointed Chief Executive Officer, a member of the Board of Directors and Chairman of the Board.

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

Movie Production Agreement

On October 14, 2011, the Company and its President at the time, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).  The Production has been re-named "Inevitable".  In return for the Rights, the Company has agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

As of February 20, 2012, the Production was completed under the name “Inevitable”. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution. .The Company has entered into a distribution agreement with CGTV as described above.

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

Current Projects

The Company has developed two (2) projects in-house.  One is the reality television concept,  “The Real Deal”, Writers Guild of Canada Reg. # S10-00417. The Real Deal is a reality show concept that features companies competing for a potential financing. Expert panelists listen to corporate presentations and, through a series of elimination rounds, determine which company is worthy of receiving a financing offer. The target audience is that of popular investment-related shows such as CNBC’s Mad Money and ABC’s Shark Tank (both in the US) and Dragon’s Den and BNN (in Canada). All rights to The Real Deal were acquired from our President at the time, James Durward in return for a 5% gross overriding royalty on all revenues generated by all of the Company’s present and future properties.  We have also agreed to pay, to Mr. Gordon Rix who was an officer and director of the Company, a royalty of 1% on all broadcast licensing revenues related to The Real Deal until such time as the Company sells or otherwise disposes of The Real Deal rights. We have also agreed to pay, to Douglas MacLeod, an unaffiliated consultant, a royalty of .5% on all broadcast licensing revenues related to The Real Deal until such time as the Company sells or otherwise disposes of The Real Deal rights. There are no plans to sell or otherwise dispose of these rights at this time.

We have purchased equipment necessary to operate a small video production facility, that equipment is currently in the possession of our controlling stockholder and past President, James Durward where he stores it free of charge in exchange for its use on other projects he is undertaking.

On October 14, 2011, the Company and its President at the time, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).  The Production has been re-named "Inevitable".  In return for the Rights, the Company has agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  There have been no revenues or expenses related to the CGTV contract for  Inevitable to the date of this filing.  ConvergTV has advised that the channel that is supposed to carry Inevitable has not yet been launched and that the launch date is not known at this time.

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

In order to be competitive, we intend to create and/or acquire innovative concepts that may appeal to a wide range of public tastes both in the United States and abroad.  Moreover, by producing our products in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our products to distributors at competitive pricing.  Investors must be aware that at this time we have completed one production known as “Inevitable”, which Production has been submitted to a variety of film festivals world-wide in an attempt to have it picked up for distribution. No such distribution arrangements exist at this time and the terms and conditions of any such a distribution deal, if reached, are unknown. The Company entered into a contract for distribution with CGTV more particularly described above.

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

Description of Property

We own no real estate property or production facilities. We are presently using office space in New York City, New York, provided at no cost by our President.

Number of Total Employees

Fulucai is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our officers and directors to set up our business operations.  Our Officers and Directors currently provide services to the Company at no cost.  The President, Mr. Robert Thayer currently works as needed on our business. We believe that our operations are currently on a small scale that is manageable by our Officers and Directors.

The film production professionals we plan to utilize will be considered independent contractors.  We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of our Company.

Employment Agreements

There are currently no employment agreements..  There is a gross overriding royalty agreement between the Company and Douglas McLeod whereby Mr. McLeod will provide creative input and project management recommendations with regard to the trailer development and marketing in return for a .5% (one half of one percent) gross overriding royalty on all broadcast licensing revenues generated by the Real Deal. A .5% gross royalty interest in The Real Deal means that for every dollar ($1.00) that is generated as revenue, Mr. McLeod will be entitled to receive $0.005. Douglas MacLeod is a Calgary based independent producer who has been involved in the Canadian film and television industry for over thirty-five years, executive producing and producing feature films, television movies and prime time dramatic series for domestic and international markets. Doug has also served on the Board of Directors of the Canadian Film & Television Production Association, is a former co-chair of the Government of Alberta’s Film and Television Advisory Committee and is a Past President of the Alberta Motion Picture Industry Association. Douglas McLeod is unaffiliated with the Company.

Intellectual Properties

James Durward, the past President and CEO of the Company and our controlling stockholder, contributed all right, title and interest he held along with all ancillary rights in the original works written by himself and as registered with the Writers Guild of Canada (“WGC”) Registration Number S10-00417, and named “The Real Deal”. In return he was granted a 5% gross royalty interest in all of the Company’s products which means that for every dollar that is generated as revenue, Mr. Durward will be entitled to receive $0.05. We have placed no value on these current properties due to the additional difficulty and expense of securing appraisals to comply with the American Institute of Certified Public Accountant’s Statement of Position 00-2.

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

ITEM 2.  PROPERTIES

The Company does not own any properties or any real estate.  Currently office space is provided by our sole officer and director, Robert Thayer, free of charge.

ITEM 3.  LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or has a material interest adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is currently quoted on the Over-the-Counter Markets (OTC/BB) under the trading symbol “FCPS”.

Following is a report of high and low closing bid prices for each quarterly period for the fiscal year ended April 30, 2013 and April 30, 2012.

Quarter	High ($)	Low ($)
4th Quarter ended 04/30/2013	0.83	0.10
3rd Quarter ended 01/31/2013	0.83	0.83
2nd Quarter ended 10/31/2012	0.86	0.60
1st Quarter ended 07/31/2012	1.10	0.50

4th Quarter ended 04/30/2012	0.10	0.10
3rd Quarter ended 01/31/2012	0.10	0.10
2nd Quarter ended 10/31/2011	0.10	0.10
1st Quarter ended 07/31/2011	0.10	0.10

The above information was taken from information on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 1, 2013, there were 39 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.)

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

Liquidity and Capital Resources

As of April 30, 2013, we had total assets of $11,027 ($17,407 as at April 30, 2012) comprised of $3,836 ($2,718 – April 30, 2012) in cash and $7,191 ($14,689 – April 30, 2012) in fixed assets, being equipment and software. This reflects a decrease of $6,380 in the value of our total assets from $17,407 on April 30, 2012. The decrease in assets is mainly due to the depreciation of our property and equipment in the amount of $7,498 during the fiscal year ended April 30, 2013. As of April 30, 2013, our total liabilities increased to $72,985 from $20,244 as of April 30, 2012 mainly due to an increase in loans payable totaling $67,482 which were used to pay down our accounts payable and operating expenses.

During the fiscal year ended April 30, 2013 we did not generate any revenues as compared to the fiscal year ended April 30, 2012 when we generated $15,750 in revenues due to a production contract for our services.

We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

Management has determined it will continue with the Company’s movie production business and seek other potential acquisitions to increase stockholder value.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  At this time the Company has no way to determine what revenues, if any, it will receive from this agreement.   The Company has been advised by CGTV that the station which is to air the Program has not yet been launched and there is no definitive launch date yet announced. No revenues or expenses in regard to the CGTV contract have been generated from this agreement to date.

We anticipate we will require a minimum of $125,000 to settle debt and for working capital as we estimate $50,000 for general and administrative expenses and to pay the fees required to maintain our filing status with the Securities and Exchange Commission and the Alberta Securities Commission, where we are also required to file, for the next twelve months.   This amount does not assume any costs for additional productions or additional acquisitions, the amounts of which we cannot estimate at this time.  The Company has not determined whether to undertake further production projects at this time, but will continue to seek agreements to license its currently developed projects.     We will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise any funds on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of the business. We currently do not have any negotiated funding available. It is unsure as to how we will raise the required funds to continue our current business or to fund our required filings with the requisite regulatory bodies.  It will be important that we access funding or seek new projects which are easily funded if we are to maintain our filings and build shareholder value.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our television and movie production efforts and ultimately having a profitable level of operations or finding and acquiring other business opportunities that may generate revenue. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Our operating results for the fiscal year ended April 30, 2013 and 2012 are described below.

Revenues

During the fiscal year ended April 30, 2013 we did not earn any revenue as compared to revenue earned of $15,750 during the comparable period ended April 30, 2012.

There can be no assurance that we will continue to generate revenues from our current business or any new business opportunities we may identify and acquire.

Expenses

Our operations losses for fiscal 2013 and 2012 remained relatively constant.  Our operating loss, for the fiscal year ended April 30, 2013 was $57,436 as compared to a net loss of $58,595 for the same period ended April 30, 2012, of which $7,498 for the twelve month period ended April 30, 2013 was depreciation as compared to $6,901 for the same period ended April 30, 2012, $27,216 ($35,513 – 2012) was incurred for professional fees, including legal and audit, and $17,722 ($16,931 – 2012) for general office expenses, $5,000 for directors fees ($Nil – 2012,), offset by a reduction in consulting fees to nil from $7,000 (2012) and reduction in video production fees to nil from $8,000 (2012).  Interest expense was $1,685 for the twelve months ended April 30, 2013 ($nil – 2012) resulting in a net loss of $59,121 for the fiscal year ended April 30, 2013 ($58,595 – 2012).

Basic and diluted loss per share for the fiscal year ended April 30, 2013 and 2012 was ($0.00).

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

FULUCAI PRODUCTIONS LTD.

FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FULUCAI PRODUCTIONS LTD.

We have audited the accompanying balance sheets of FULUCAI PRODUCTIONS LTD.  (the “company”) as of April 30, 2013 and 2012, and the related  statements of operations, changes in stockholders’ equity (deficit), and cash flows for the  years ended April 30, 2013 and 2012, and for the period of March 26, 2010 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah 84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
 Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FULUCAI PRODUCTIONS LTD. as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012, and for the period of March 26, 2010 (inception) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has recurring losses and has not generated significant  revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC
Salt Lake City, Utah
July 25, 2013

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Balance Sheets

	April 30, 2013	April 30, 2012
Assets
Current assets
Cash	$3,836	$2,718
Total current assets	3,836	2,718

Property and equipment, net	7,191	14,689
Total assets	$11,027	$17,407

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,844	$15,187
Accounts payable and accrued liabilities – related party	1,659	5,057
Loan payable	30,000	-
Loan payable – related party	37,482	-
Total current liabilities	72,985	20,244

Shareholders’ Equity (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of April 30, 2013 and April 30, 2012	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(178,958)	(119,837)
Total Shareholders' Equity (Deficit)	(61,958)	(2,837)
Total Liabilities and Shareholders' Equity (Deficit)	$11,027	$17,407

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Statements of Operations

			From Inception
			(March 26, 2010)
	Year ended April 30,		to
	2013	2012	April 30, 2013

Revenue	$-	$15,750	$15,750

Operating Expenses
Depreciation	7,498	6,901	15,302
Professional fees	27,216	35,513	81,643
Directors fees	5,000	-	5,000
Video production	-	8,000	33,880
Consulting fees	-	7,000	7,000
General and administration	17,722	16,931	50,198
Total operating expenses	57,436	74,345	193,023
Loss from operations	(57,436)	(58,595)	(177,273)

Interest (expenses)	(1,685)	-	(1,685)
(Loss) before taxes	(59,121)	(58,595)	(178,958)

Provision for taxes on income	-	-	-
Net Loss	$(59,121)	$(58,595)	$(178,958)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Statement of Changes in Shareholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Inception, March 26, 2010	-	$-	$-	$-	$-
Shares issued for cash April 1, 2010	80,000,000	8,000	16,000	-	24,000
Loss for the period	-	-	-	(4,250)	(4,250)
Balance, April 30, 2010	80,000,000	8,000	16,000	(4,250)	19,750
Shares issued for cash, net of costs	10,000,000	1,000	92,000	-	93,000
Loss for the period	-	-	-	(56,992)	(56,992)
Balance, April 30, 2011	90,000,000	9,000	108,000	(61,242)	55,758
Loss for the period	-	-	-	(58,595)	(58,595)
Balance, April 30, 2012	90,000,000	9,000	108,000	(119,837)	(2,837)
Loss for the period	-	-	-	(59,121)	(59,121)
Balance, April 30, 2013	90,000,000	$9,000	$108,000	$(178,958)	$(61,958)

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Statements of Cash Flows

			Inception
			(March 26, 2010)
	Year ended April 30,		Through
	2013	2012	April 30, 2013
Cash flows from operating activities:
Net (loss)	$(59,121)	$(58,595)	$(178,958)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	7,498	6,901	15,302
Changes in current assets and liabilities:
Accounts payable and accrued expenses	784	10,952	15,971
Accounts payable – related parties	(2,498)	5,057	2,559
Customer deposits	-	(15,750)	-
Net cash flows provided (used) by operating activities	(53,337)	(51,435)	(145,126)

Cash from Investing Activities:
Purchase office equipment	-	(3,627)	(22,493)
Net cash flows used in investing activities	-	(3,627)	(22,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from loan	30,000	-	30,000
Proceeds from related party loan	29,290	-	32,290
Repayment of related party loan	(4,835)	-	(7,835)
Net cash flows from financing activities	54,455	-	171,455

Net increase (decrease) in cash and cash equivalents	1,118	(55,062)	3,836
Cash and equivalents, beginning of period	2,718	57,780	-
Cash and equivalents, end of period	$3,836	$2,718	$3,836

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Accounts payable – related party transfer to loan payable – related party	$6,253	$-	$6,253
Accounts payable transfer to loan payable – related party	6,774	-	6,774
	$13,027	$-	$13,027

The accompanying notes are an integral part of these financial statements

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 1 - Organization and summary of significant accounting policies

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Fulucai Productions Ltd. (identified in these footnotes as “we” or “the Company”) is a Nevada corporation incorporated on March 26, 2010. The Company relocated its offices from Calgary, Alberta to New York, USA concurrent with the appointment in April 2013 of a new officer and director. We intend to operate in the U.S. and Canada. Our fiscal year end is April 30 for financial reporting purposes.  Our website can be viewed at www.fulucai.tv.

Currently, we are a television and movie production company.   Our initial plan of operation was to develop reality-based show concepts for sale to television and Internet production interests.  This planned development was expected to include the production of “trailers”. Trailers are short videos that demonstrate the concept to potential buyers.   We developed our first reality show, however, we were unable to find a buyer and we determined to undertake production of a full-length feature film which has been completed and is currently licensed as further described herein.

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

Furniture & office equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 5 years

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 1 - Organization and summary of significant accounting policies (continued)

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

Net income per share of common stock – We have adopted ASC Topic 260 “Earnings per Share”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

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

Note 2 – Going concern:

At April 30, 2013, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We raised sufficient funds under our prospectus offering to fund our initial business plan, and we have been able to raise sufficient funds by way of loans for ongoing operations.  Based solely on limited operations of the Company to maintain its reporting requirements, we do not have sufficient funds to fund our operations over the next twelve months. We will need to raise additional capital for operations and to pursue any new business opportunities or to undertake any further production projects, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success with our current production and raising funds for operations and to expand our business  and ultimately having a profitable level of operations.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 3 – Acquisition of Media Rights:

On inception, our Company’s then  CEO and director, Mr. James Durward, transferred all rights to the title and interest he held along with all ancillary rights in the following original work written by himself:  “The Real Deal”, Writers Guild of Canada Reg. # S10-00417 (the “Properties”). Mr. Durward became the controlling shareholder of the Company on April 28, 2010.  We have not placed any value on these Properties due to the additional difficulty and expense of securing appraisals to comply with ASC Topic 926 (Entertainment-Films).  In respect of these and all future properties Mr. Durward has a 5% (five percent) gross overriding royalty on all revenues generated.  Our then CFO, Secretary Treasurer and director Mr. Gordon Rix was granted a 1% (one percent) gross overriding royalty on all broadcast licensing revenues generated by “The Real Deal”.  Mr. Douglas MacLeod, an unrelated third party also holds a .5% (one half of one percent) gross overriding royalty on all broadcast licensing revenues generated by “The Real Deal”, bringing total broadcast licensing royalties payable to all parties to 6.5% (six and one half percent).

On October 14, 2011, the Company and its then President, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).  The Production has been re-named "Inevitable".  In return for the Rights, the Company agreed to pay James Durward a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  There have been no revenues or expenses related to Inevitable to April 30, 2013 since the agreement with CGTV began.  ConvergTV has advised that the channel that is supposed to carry Inevitable has not yet been launched and that the launch date is not known at this time.

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

Gordon Rix, a director and officer of the Company at the time of the transaction,  licensed the rights to “Smack in the Middle of Nowhere” to Octacation Productions Ltd. Mr. Rix abstained from voting on the entry into the Agreement between Octacation and the Company.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 4 – Service agreements (continued)

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

Note 5 – Property and equipment

Property and Equipment consisted of the following at April 30, 2013 and April 30, 2012.

	April 30, 2013	April 30, 2012
Computer and equipment	$22,493	$22,493
Less accumulated depreciation/amortization	(15,302)	(7,804)
Property and equipment, net	$7,191	$14,689

Note 6 – Loan Payable

During the year ended April 30, 2013, the Company received funds in the amount of $30,000 from a third party lender. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended April 30, 2013, an accrued interest expense in the amount of $26 was reflected in the balance sheets as accounts payable and accrued expenses.

Note 7 – Common Stock

As of April 30, 2013, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

Note 8 – Related Party Transactions

During the three month period ended July 31, 2012, the Company received invoices from Mr. Durward, a former director and officer of the Company and a shareholder of the Company, totaling the amount of $9,455 (2011- $12,700) for costs related to video production, equipment, advances for the payment of Company invoices and general administration expenses paid by Mr. Durward on behalf of the Company. The Company made cash payments in the amount of $8,259 to Mr. Durward, leaving the amount of $6,253 due and owing, however, on September 27, 2012, the Company received notification of the assignment of debt from Mr. Durward to Able Star Capital Investment Ltd. (“Able Star”) therefore as at April 30, 2013 the debt to Mr. Durward was retired in full and assigned to a related party as Able Star is a shareholder of the Company.

Both Mr. Durward who is a former director and officer and the majority stockholder of the Company and Mr. Rix, a former director and officer of the Company hold gross overriding royalties on all revenues generated by the Company’s Properties. Please refer to Note 3 - Acquisition of Media Rights for further details.

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 8 – Related Party Transactions (continued)

On October 14, 2011, the Company and its then President, James Durward, entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357 (now “Inevitable”) (the “Production”). Mr. Durward will receive a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production. Please refer to Note 3 - Acquisition of Media Rights for further details.

During the three month period ended July 31, 2012, the Company received funds in the amount of $5,987 (CAD$6,000) from a shareholder of the Company. The Company received notification that as of September 27, 2012, the loan had been assigned to Able Star, a shareholder of the Company.  During the year ended April 30, 2013, Able Star paid the amount of $29,290 (including CAD$5,000) due and owing to creditors of the Company.  The Company repaid $4,835 during the period ended April 30, 2013 and therefore the total amount of the debt owing to Able Star as at April 30, 2013 was $37,482 which is reflected as loan payable – related party.

The amounts owing to Able Star are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended April 30, 2013, an accrued interest expense in the amount of $1,659 was reflected in the balance sheets as accounts payable and accrued expenses – related party.

During the fiscal year ended April 30, 2013, the Company received invoices from John Demoleas, a former director of the Company for director’s fees totaling $5,000, of which $2,500 was paid during the year.   $2,500 due and payable at year end was remitted in full on May 23, 2013.

On April 26, 2013, Mr. Malcolm Albery resigned as President, Secretary, Treasurer Chief Executive Officer and Chief Financial Officer of the Company.   Mr. Albery currently remains a Director of On May 9, 2013, Mr. Malcolm Albery resigned as a director of the Company.

On April 26, 2013, Mr. Robert Thayer was elected as President, Secretary, Treasurer Chief Executive Officer and Chief Financial Officer and a director of the Company.

Note 9 - Income taxes

The provision (benefit) for income taxes for the years ended April 30, 2013, and 2012 was as follows (assuming a 34 percent effective tax rate):

	Year Ended April 30,
	2013	2012
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$20,101	$19,922
Change in valuation allowance	$(20,101)	$(19,922)
Total deferred tax provision	$-	$-

FULUCAI PRODUCTIONS LTD.
(A development stage enterprise)
Notes to the Financial Statements

Note 9 - Income taxes (continued)

The Company had deferred income tax assets as of April 30, 2013, and 2012, as follows:

	April 30,
	2013	2012
Loss carryforwards	$60, 845	$40,744
Less - Valuation allowance	(60,845)	(40,744)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal year ended April 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of April 30, 2013, the Company had approximately $178,958 (April 30, 2012 - $119,837) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2030.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at April 30, 2013 or April 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended April 30, 2013 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at April 30, 2013 or April 30, 2012.

The tax returns for the years ended April 30, 2013, 2012 and 2011 are subject to examination by the Internal Revenue Service.

Note 10 - Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

Note 11 – Subsequent Events

On May 9, 2013, Mr. Malcolm Albery resigned as a director of the Company.

On July 23, 2013, Mr. Robert Thayer resigned as the Chief Executive Officer of the Company and Mr. Mohammad Fazil was appointed a director, Chairman of the Board and Chief Executive Officer of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended April 30, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2013, because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2013:

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

Management's Remediation Initiatives

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended April 30, 2013, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending April 30, 2013.

Name	Age	Position	Term
Robert Thayer	43	President, CEO, CFO, Secretary, Treasurer and Director	President, CFO, Secretary, Treasurer and director from April 26, 2013 to present. Chief Executive Officer from April 26, 2013 to July 23, 2013.
Malcolm Albery	61	Director	President, CEO, CFO, Secretary, Treasurer from November 23, 2012 to April 26, 2013. Director from November 23, 2012 to May 9, 2013.

Mr. Robert Thayer - Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

On April 26, 2013, the Board of Directors appointed Robert Thayer as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company.  On July 23, 2013, Mr. Thayer resigned as Chief Executive Officer of the Company.

 Mr. Thayer joined Federated Payments, Inc., a company providing the merchant services and support for small to midsize business merchants, in December, 2012.  On May 2005, Mr. Thayer was President of Social Media Ventures, Inc., formerly NetSky Holdings, Inc., where his duties included the daily management of its social networking sites, ISP subscribers and its other websites.

Previously, from June of 1999 to November of 2005, Mr. Thayer served as Vice President of Sales and Marketing for YourNetPlus. Mr. Thayer held this position for six years and worked closely with both the CEO and President of YourNetPlus. His focus with YourNetPlus was on the retail side, most specifically with the YourNetPlus VISP Program. Mr. Thayer’s duties included developing and managing new channels for VISP distribution, developing strategic alliances, business development, training new sales people, developing sales literature and working with YourNetPlus programmers for new VISP features.

Before YourNetPlus, Mr. Thayer served as Assistant Vice President of Omega Capital in New Jersey for six years. His responsibilities included office management, cold calling and developmental strategies for various marketing opportunities.

Mr. Thayer will be seeking additional acquisitions for the Company in order to build shareholder value.   It is expected that Mr. Thayer will be issued shares in relation to his appointment to the Board of Directors, however, it is not known at this time how many shares may be issued or when. Any issuances of shares for services will have to comply with both the regulations of the Securities and Exchange Commission and the Alberta Securities Commission as the Company is a reporting issuer in both the U.S. and Canada.

Mr. Thayer is not presently a director or officer of any other reporting issuers.

Mr. Malcolm Albery – Director

Mr. Albery was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company on November 23, 2012.  On April 26, 2013, he resigned as an officer of the Company.  On May 9, 2013 he resigned as director of the Company.

Mr. Albery , has been a shareholder and President of  Zirco Inc., a company involved in the distribution of oilfield supplies and technology since 1997.   Mr. Albery has a B.Sc. in Geology from the University of Calgary in Calgary, Alberta, Canada having graduated in 1985.  From September 2008 to August 2010, Mr. Albery was a director and officer of BCO Hydrocarbon Ltd., a reporting issuer in the U.S.

Mr. Albery is not presently a director or officer of any other reporting issuers.

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

We know of no pending proceedings to which any director, member of senior management or affiliate is either a party adverse to us, or has a material interest adverse to us.

None of our executive officers or directors within the last five years have been involved in any bankruptcy proceedings, been convicted in or have pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending April 30, 2013, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
James Durward	President and CEO, 10% shareholder	N/A	Late/5	N/A
Jennifer Serek	President, Secretary, Treasurer and director	Late/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.   The Company will consider adopting a code of ethics as it adds additional directors and officers to the Board.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Thayer, President, (CEO) Treasurer, (CFO) Secretary from April 26, 2013.	2013	-0-	-0-	-0-	-0-	-0-	-0-
Malcolm Albery, President, (CEO) Treasurer, (CFO) Secretary from November 23, 2012 to April 26, 2013.	2013	-0-	-0-	-0-	-0-	-0-	-0-
John Demoleas, President, (CEO) Treasurer, (CFO) Secretary and director	2013	-0-	-0-	-0-	-0-	-0-	-0-
Jennifer Serek, President, (CEO) Treasurer, (CFO) Secretary and director	2013	-0-	-0-	-0-	-0-	-0-	-0-
James Durward, President (CEO), Director	2013	-0-	-0-	-0-	-0-	-0-	-0-
James Durward, President (CEO), Director	2012	-0-	-0-	-0-	-0-	7,000	7,000
Gordon Rix, CFO, Secretary, Treasurer, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Demoleas	5,000	-0-	-0-	-0-	5,000

During the most recent fiscal year, John Demoleas invoiced $5,000 for his role as a director of the Company, of which he was paid $2,500 during the fiscal year ended April 30, 2013 and the balance subsequent to the fiscal year.

The Company has made no other arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s directors for services to date.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of July 25, 2013, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	James Durward, 3632-13 St SW, Calgary, Alberta, T2T 3R1	65,648,900 Common shares of which 65,000,000 are held directly and 648,900 are held indirectly.	72.94%
Common	Able Star Capital Investment Ltd. 1 Queen Road, Central Hong Kong	4,750,000 common shares held directly.	5.28%

Security Ownership of Management

The following table shows, as of July 25, 2013, the shares of Fulucai Productions Ltd. Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class
Common	Robert Thayer	-0-	-0-
Common	All Officers and Directors as a group	-0-	0%

Changes in Control

There were no changes in control during the fiscal year ended April 30, 2013.

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

Mr. Durward, the majority stockholder of the Company, holds gross overriding royalties on all revenues generated by the Company’s properties.  Please refer to Note 3 - Acquisition of Media Rights for further details.

On October 14, 2011, the Company and its then President, CEO, director and controlling stockholder, James Durward,  entered into a Royalty Agreement whereby the Company has acquired all rights (“Rights”) to the intellectual property known as “All the Wrong Reasons” as registered with the Writer’s Guild of America Registration Number 1533357  (the “Production”).   Mr. Durward will receive a 20% gross overriding royalty on any and all worldwide revenues generated by, or derived from, the Production.

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
3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02 (b)(v) of the Corporate Governance Standards, from the Company for each of the last three (3) fiscal years;

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2013 and 2012:

Services	2013 $	2012 $
Audit fees	6,000	5,500
Audit related fees	6,900	4,500
Tax fees	600	500
Total fees	13,500	10,500

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed herewith
101.INS	XBRL Instance Document**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed herewith
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

FULUCAI PRODUCTIONS LTD.

Date:	July 29, 2013	By:	/s/ Mohammad Fazil
		Name:	Mohammad Fazil
		Title:	Principal Executive Officer

Date:	July 29, 2013	By:	/s/ Robert Thayer
		Name:	Robert Thayer
		Title:	President, Principal Financial Officer, Secretary, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	July 29, 2013	By:	/s/ Robert Thayer
		Name:	Robert Thayer
		Title:	Member of the Board of Directors

Date:	July 29, 2013	By:	/s/ Mohammad Fazil
		Name:	Mohammad Fazil
		Title:	Member of the Board of Directors