Form 10-Q
period 2013-07-31
Fulucai Productions Ltd.
filed 2013-08-28
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54154
Commission File Number

Fulucai Productions Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0680436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1250, 639 – 5 Avenue SW, Calgary, Alberta, Canada	T2P 0M9
(Address of principal executive offices)	(Zip Code)

(403) 613-7310
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

90,000,000 common shares outstanding as of August 12, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Fulucai Productions Ltd.

PART I – FINANCIAL INFORMATION

FULUCAI PRODUCTIONS LTD.

UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JULY 31, 2013 AND JULY 31, 2012
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO JULY 31, 2013

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on July 29, 2013.

Fulucai Productions Ltd. (A development stage enterprise) Balance Sheets (Unaudited)

	July 31, 2013	April 30, 2013
Assets
Current assets
Cash	$1,833	$3,836
Total current assets	1,833	3,836

Property and equipment, net	5,317	7,191
Total assets	$7,150	$11,027

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$12,473	$3,844
Accounts payable and accrued liabilities – related party	4,128	1,659
Loans payable	37,477	30,000
Loans payable – related party	37,341	37,482
Total current liabilities	91,419	72,985

Shareholders’ Equity
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of July 31, 2013 and April 30, 2013, respectively	9,000	9,000
Additional paid in capital	108,000	108,000
Accumulated deficit during the development stage	(201,269)	(178,958)
Total Shareholders' Equity	(84,269)	(61,958)
Total Liabilities and Shareholders' Equity	$7,150	$11,027

The accompanying notes are an integral part of these financial statements

Fulucai Productions Ltd. (A development stage enterprise) Statements of Operations (Unaudited)

	For the three months		Inception
	ended		(March 26, 2010)
	July 31,		to July 31,
	2013	2012	2013

Revenue	$-	$-	$15,750

Operating Expenses
Depreciation	1,874	1,874	17,176
Professional fees	13,781	10,757	95,424
Directors’ fees	-	-	5,000
Video production	-	-	33,880
Consulting fees	-		7,000
General and administration	5,172	6,484	55,370
Total operating expenses	20,827	19,115	213,850
Loss from operations	(20,827)	(19,115)	(198,100)

Interest (expense)	(617)	-	(1,150)
Interest (expense) -related party	(867)	-	(1,659)
(Loss) before taxes	(22,311)	(19,115)	(201,269)

Provision for taxes on income	-	-	-
Net Loss	$(22,311)	$(19,115)	$(201,269)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements

Fulucai Productions Ltd. (A development stage enterprise) Statements of Cash Flows (Unaudited)

			Inception
			(March 26, 2010)
	Three months ended July 31,		Through
	2013	2012	July 31, 2013
Cash flows from operating activities:
Net (loss)	$(22,311)	$(19,115)	$(201,269)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	1,874	1,874	17,176
Foreign exchange on related party loans	(141)	-	(141)
Foreign exchange on loans	(27)	-	(27)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	8,629	7,842	24,600
Accounts payable and accrued liabilities - related parties	2,469	9,455	5,028
Net cash flows provided (used) by operating activities	(9,507)	56	(154,633)

Cash from Investing Activities:
Purchase equipment	-	-	(22,493)
Net cash flows used in investing activities	-	-	(22,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from loans	7,504	-	37,504
Proceeds from related party loans	-	5,977	32,290
Repayment of related party loans	-	-	(7,835)
Net cash flows from financing activities	7,504	5,977	178,959

Net increase (decrease) in cash and cash equivalents	(2,003)	6,033	1,833
Cash and equivalents, beginning of period	3,836	2,718	-
Cash and equivalents, end of period	$1,833	$8,751	$1,833

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Accounts payable – related party transfer to loan payable – related party	$-	$-	$6,253
Accounts payable transfer to loan payable – related party	-	-	6,774
	$-	$-	$13,027

The accompanying notes are an integral part of these financial statements

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2013
(Unaudited)

Note 1 - Organization and summary of significant accounting policies

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Fulucai Productions Ltd. (identified in these footnotes as “we” or “the Company”) is a Nevada corporation incorporated on March 26, 2010. The Company relocated its offices from New York, USA to Calgary, Alberta concurrent with the appointment in July, 2013 of a new officer and director. We intend to operate in the U.S. and Canada. Our fiscal year end is April 30 for financial reporting purposes.

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

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2013
(Unaudited)

Note 1 - Organization and summary of significant accounting policies (continued)

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC Topic 740 “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

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

Note 2 – Going concern:

At July 31, 2013, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We raised sufficient funds under our prospectus offering to fund our initial business plan, and we have been able to raise sufficient funds by way of loans for ongoing operations.  Based solely on limited operations of the Company to maintain its reporting requirements, we do not have sufficient funds to fund our operations over the next twelve months. We will need to raise additional capital for operations and to pursue any new business opportunities or to undertake any further production projects, the amounts of which cannot be known at this time.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success with our current production and raising funds for operations and to expand our business  and ultimately having a profitable level of operations.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2013
(Unaudited)

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

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  There have been no revenues or expenses related to Inevitable to July 31, 2013 since the agreement with CGTV began.  ConvergTV has advised that the channel that is supposed to carry Inevitable has not yet been launched and that the launch date is not known at this time.

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
July 31, 2013
(Unaudited)

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

Note 5 – Property and equipment

Property and Equipment consisted of the following at July 31, 2013 and April 30, 2013.

	July 31, 2013	April 30, 2013
Computer and equipment	$22,493	$22,493
Less accumulated depreciation/amortization	(17,176)	(15,302)
Property and equipment, net	$5,317	$7,191

Note 6 – Loans Payable
 31
	Loan #1	Loan #2	Total

Balance, April 30, 2013	$30,000	$-	$30,000
Loan advances	-	7,504	7,504
Foreign exchange on loan	-	(27)	(27)
Balance, July 31, 2013	$30,000	$7,477	$37,477

(i)	Loan #1

During the year ended April 30, 2013, the Company received funds in the amount of $30,000 from a third party lender. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand.  During the three month period ended July 31, 2013, the Company accrued interest totaling $605 in respect of this loan.  As at July 31, 2013 $631 (April 30, 2013 - $26) is reflected in the balance sheets as accounts payable and accrued liabilities in respect of accrued and unpaid interest.

(ii)	Loan #2

During the three month period ended July 31, 2013, the Company received funds in the amount of $7,504 comprised of USD$6,000 and CAD$1,518 from a third party lender. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended July 31, 2013 the Company accrued interest totaling $12 in respect of this loan, which amount is reflected in accounts payable and accrued liabilities.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2013
(Unaudited)

Note 7 – Common Stock

As of July 31, 2013, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

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

The Company owed Mr. John Demoleas, a former director of the Company, in the amount of $2,500 due and payable at year end which was paid in full on May 23, 2013.

As of July 31, 2013, a total of $37,341, comprised of USD$26,640 and CAD$11,000, is due and payable to a shareholder of the Company, Able Star Capital Investment Ltd. (“Able Star”).  These amounts are unsecured, bear interest at 8% per annum, and are due on demand. During the three month period ended July 31, 2013, the Company accrued interest totaling $867 in respect of this loan.  As at July 31, 2013 $2,526 (April 30, 2013 - $1,659) is reflected in the balance sheets as accounts payable and accrued liabilities – related party in respect of accrued and unpaid interest.

As of July 31, 2013, the Company owed reimbursable expenses totaling $1,602 to Mr. Fazil, President and Director of the Company.

Note 9 - Income taxes

The provision (benefit) for income taxes for the three month period ended July 31, 2013 was as follows (assuming a 34 percent effective tax rate):

July 31, 2013
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$7,585
Change in valuation allowance	(7,585)
Total deferred tax provision	$-

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2013
(Unaudited)

Note 9 - Income taxes – continued

The Company had deferred income tax assets as of July 31, 2013, and April 30, 2013 as follows:

	July 31, 2013	April 30, 2013
Loss carryforwards	$68,430	$60,845
Less - valuation allowance	(68,430)	(60,845)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three month period ended July 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of July 31, 2013, the Company had approximately $201,269 (April 30, 2013 - $178,958) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2030.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at July 31, 2013 or April 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

All tax years from inception are open to examination by the Internal Revenue Service.

Note 10 - Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

Note 11 – Subsequent Events

On July 23, 2013, Mr. Robert Thayer resigned as Chief Executive Officer of the Company and, Mr. Mohammad (Mo) Fazil was appointed a director of the Company, Chief Executive Officer and Chairman of the Board of Directors.

On August 1, 2013, Mr. Robert Thayer resigned as President, Secretary, Treasurer, Chief Financial Officer and a director of the Company and Mr. Mohammad Shahid Fazil, the Company’s, Chief Executive Officer and Chairman of the Board of Directors was appointed as President, Secretary, Treasurer and Chief Financial Officer of the Company

On August 12, 2013, the Company entered into a Memorandum of Understanding (the “MOU”) with Blue Sky NM, Inc.  (“BSN”) whereby the Company has the right to acquire certain oil and gas interests in New Mexico, including leases and equipment (the “Properties”).  The assets consist of 304 wells found in leases covering approximately 26,160 acres.   The Company and BSN intend to enter into a formal Securities Purchase Agreement for the acquisition which shall follow normal industry standards and all requisite regulatory requirements and approval in both the U.S. and Canada.   Under the terms of the agreement, the Company will acquire 100% of the shares of BSN from the BSN shareholders in exchange for the issuance of 65,000,000 shares of the Company’s common stock.   The Company is required to cancel the current 65,000,000 share control block held by a prior officer and director of the Company such that upon completion of the acquisition the Company will still have a total of 90,000,000 shares issued and outstanding. As at closing BSN shall hold a total of 65% of the Properties.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
July 31, 2013
(Unaudited)

Note 11 – Subsequent Events (continued)

The Company shall conduct due diligence on BSN and obtain a reserve report (in the form required by the requisite regulatory authorities from a recognized independent engineering company to ensure that the remaining proved reserves are valued at not less than US$40 Million at PV10%. Such valuation shall be calculated on the remaining reserves.  If the remaining proved reserves (PV 10%) are less than $40 Million, the Company shall have the right to renegotiate the terms or cancel the transaction, with no further liability to the Company.   The Company hopes to finalize the Share Exchange Agreement by September 15, 2013 and close the acquisition by September 30, 2013 with an effective date of September 1, 2013 for adjustments.  At closing the liabilities of the Company shall not exceed $50,000.  BSN shall provide audited financial statements to the Company prior to closing.   At closing, the directors of the Company shall be increased to five of which two shall be the nominees of the BSN stockholders and the BSN officers and directors shall appoint such officers and directors to BSN as the Company shall direct and all BSN officers and directors shall resign forthwith.  The MOU further calls for the Company to establish a stock option plan for the officers and directors and consultants to the Company for no less than 10% of the issued and outstanding shares of the Company.

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

Liquidity and Capital Resources

As of July 31, 2013, we had total assets of $7,150 ($11,027 as at April 30, 2013) comprised of $1,833 ($3,836 – April 30, 2013) in cash and $5,317 ($7,191 – April 30, 2013) in fixed assets, being equipment and software. This reflects a decrease of $3,877 in the value of our total assets from $11,027 on April 30, 2013. The decrease in assets is mainly due to the depreciation of our property and equipment in the amount of $1,874 during the three months ended July 31, 2013. As of July 31, 2013, our total liabilities increased to $91,419 from $72,985 as of April 30, 2013 due to an increase in loans payable totaling $7,477, and an increase in accounts payable from $3,844 as of April 30, 2013 to $12,473 as of July 31, 2013 as we incurred additional costs for filing fees and consulting fees mainly related to reporting requirements in the Province of Alberta.   The loans received were used to pay down our accounts payable and operating expenses.

During the three month periods ending July 31, 2013 and 2012 we did not generate any revenues.

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

Results of Operations

Our operating results for the three months ended July 31, 2013 as compared to July 31, 2012 are described below.

Revenues

During the during the three month periods ended July 31, 2013 and July 31, 2012 we did not earn any revenue.

There can be no assurance that we will generate revenues from our current business or any new business opportunities we may identify and acquire.

Expenses

Our operating losses for the three months ended July 31, 2013 and July 31, 2012 remained relatively constant.  Our operating loss for the three month periods ended July 31, 2013 and 2012 remained constant with no significant changes. For the three months  ended July 31, 2013 our operating loss was $20,827 as compared to an operating  loss of $19,115 for the three month period ended July 31, 2012, of which $1,874 for the three month period ended July 31, 2013 and July 31, 2012 was depreciation which remained constant for both periods. Professional fees increased to  $13,781 for the three months ended July 31, 2013  as compared to $10,757  for the three months ended July 31, 2012 which includes legal and audit, while general office administrative expenses decreased to $5,172 for the three months ended July 31, 2013  as compared to $6,484 for the three months ended July 31, 2012. Interest expense was $1,484 for the three months ended July 31, 2013 with no comparable interest expense for the three months ended July 31, 2012. Net losses remained relative constant with a net loss of $22,311 for the three months ended July 31, 2013 as compared to a net loss of $19,115 for the three months ended July 31, 2012).

Basic and diluted loss per share for the three months ended July 31, 2013 and 2012 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On July 23, 2013, Mr. Robert Thayer resigned as Chief Executive Officer of the Company and, Mr. Mohammad (Mo) Fazil was appointed a director of the Company, Chief Executive Officer and Chairman of the Board of Directors.

On August 1, 2013, Mr. Robert Thayer resigned as President, Secretary, Treasurer, Chief Financial Officer and a director of the Company and Mr. Mohammad Shahid Fazil the Company’s, Chief Executive Officer and Chairman of the Board of Directors was appointed as President, Secretary, Treasurer and Chief Financial Officer of the Company.   Mr. Fazil will be working to identify other business acquisition opportunities for the Company and evaluating the Company’s current business.

On August 12, 2013, the Company entered into a Memorandum of Understanding (the “MOU”) with Blue Sky NM, Inc.  (“BSN”) whereby the Company has the right to acquire certain oil and gas interests in New Mexico, including leases and equipment (the “Properties”).  The assets consist of 304 wells found in leases covering approximately 26,160 acres.   The Company and BSN intend to enter into a formal Securities Purchase Agreement for the acquisition which shall follow normal industry standards and all requisite regulatory requirements and approval in both the U.S. and Canada.   Under the terms of the agreement, the Company will acquire 100% of the shares of BSN from the BSN shareholders in exchange for the issuance of 65,000,000 shares of the Company’s common stock.   The Company is required to cancel the current 65,000,000 share control block held by a prior officer and director of the Company such that upon completion of the acquisition the Company will still have a total of 90,000,000 shares issued and outstanding.  As at closing BSN shall hold a total of 65% of the Properties

The Company shall conduct due diligence on BSN and obtain a reserve report (in the form required by the requisite regulatory authorities from a recognized independent engineering company to ensure that the remaining proved reserves are valued at not less than US$40 Million at PV10%. Such valuation shall be calculated on the remaining reserves.  If the remaining proved reserves (PV 10%) are less than $40 Million, the Company shall have the right to renegotiate the terms or cancel the transaction, with no further liability to the Company.   The Company hopes to finalize the Share Exchange Agreement by September 15, 2013 and close the acquisition by September 30, 2013 with an effective date of September 1, 2013 for adjustments.  At closing the liabilities of the Company shall not exceed $50,000.  BSN shall provide audited financial statements to the Company prior to closing. At closing, the directors of the Company shall be increased to five of which two shall be the nominees of the BSN stockholders and the BSN officers and directors shall appoint such officers and directors to BSN as the Company shall direct and all BSN officers and directors shall resign forthwith. The MOU further calls for the Company to establish a stock option plan for the officers and directors and consultants to the Company for no less than 10% of the issued and outstanding shares of the Company.

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
10.9	Licensing and Distribution Agreement dated November 15, 2012 between the Company and ConvergTV.	Filed herewith
10.10	Conditional Memorandum of Understanding between the Company and Blue Sky NM, Inc. dated August 12, 2013.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 13, 2013.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase*	Filed herewith
101.INS	XBRL Instance Document*	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase*	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	August 28, 2013	By:	/s/ Mohammad Shahid Fazil
		Name:	Mohammad Shahid Fazil
		Title:	Principal Executive Officer and Principal Financial Officer