Form 10-Q
period 2013-10-31
Fulucai Productions Ltd.
filed 2013-12-23
CIK 1492116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

155,000,000 common shares outstanding as of December 16, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Fulucai Productions Ltd.

PART I – FINANCIAL INFORMATION

FULUCAI PRODUCTIONS LTD.

UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012
AND FOR THE PERIOD FROM INCEPTION (MARCH 26, 2010) TO OCTOBER 31, 2013

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended October 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 as filed with the Securities and Exchange Commission on July 29, 2013.

Fulucai Productions Ltd.
 (A development stage enterprise)
Balance Sheets
(Unaudited)

	October 31, 2013	April 30, 2013
Assets
Current assets
Cash	$10,394	$3,836
Total current assets	10,394	3,836

Property and equipment, net	3,442	7,191
Advances to acquisition target	135,000	-
Total assets	$148,836	$11,027

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$30,868	$3,844
Accounts payable and accrued liabilities – related parties	29,554	1,659
Loans payable	37,450	30,000
Loans payable – related parties	58,154	37,482
Total current liabilities	156,026	72,985

Shareholders’ Equity (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 90,000,000 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively	9,000	9,000
Stock subscribed and unissued	139,285	-
Additional paid in capital	368,000	108,000
Accumulated deficit during the development stage	(523,475)	(178,958)
Total Shareholders' Equity (Deficit)	(7,190)	(61,958)
Total Liabilities and Shareholders' Equity	$148,836	$11,027

The accompanying notes are an integral part of these financial statements

Fulucai Productions Ltd.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	For the three months		For the six months		Inception
	ended		ended		(March 26, 2010)
	October 31,		October 31		to
	2013	2012	2013	2012	October 31, 2013

Revenue	$-	$-	$-	$-	$15,750

Operating Expenses
Depreciation	1,875	1,875	3,749	3,749	19,051
Professional fees	13,502	3,285	27,283	14,042	108,926
Management fees	30,000	-	30,000	-	30,000
Directors’ fees	-	-	-	-	5,000
Video production	-	-	-	-	33,880
Consulting fees	-	-	-	-	7,000
General and administration	15,327	2,289	20,499	8,773	70,697
Stock based compensation	260,000	-	260,000	-	260,000
Total operating expenses	320,704	7,449	341,531	26,564	534,554
Loss from operations	(320,704)	(7,449)	(341,531)	(26,564)	(518,804)

Interest (expense)	(755)	-	(1,372)	-	(1,905)
Interest (expense) – related parties	(747)	(123)	(1,614)	(123)	(2,766)
(Loss) before taxes	(322,206)	(7,572)	(344,517)	(26,687)	(523,475)

Provision for taxes on income	-	-	-	-	-
Net Loss	$(322,206)	$(7,572)	$(344,517)	$(26,687)	$(523,475)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements

Fulucai Productions Ltd.
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

			Inception
	Six months ended		(March 26, 2010)
	October 31,		Through
	2013	2012	October 31, 2013
Cash flows from operating activities:
Net (loss)	$(344,517)	$(26,687)	$(523,475)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation	3,749	3,749	19,051
Stock-based compensation	260,000	-	260,000
Foreign exchange on related party loans	(329)	-	(329)
Foreign exchange on loans	(54)	-	(54)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	27,024	12,807	42,995
Accounts payable and accrued liabilities - related parties	27,896	1,319	30,455
Net cash flows provided (used) by operating activities	(26,231)	(8,812)	(171,357)

Cash from Investing Activities:
Advances to acquisition target	(115,000)	-	(115,000)
Purchase equipment	-	-	(22,493)
Net cash flows used in investing activities	(115,000)	-	(137,493)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	-	-	117,000
Proceeds from investor deposits	119,285	-	119,285
Proceeds from loans	7,504	-	37,504
Proceeds from related party loans	21,000	6,094	53,290
Repayment of related party loans	-	-	(7,835)
Net cash flows from financing activities	147,789	6,094	319,244

Net increase (decrease) in cash and cash equivalents	6,558	(2,718)	10,394
Cash and equivalents, beginning of period	3,836	2,718	-
Cash and equivalents, end of period	$10,394	$-	$10,394

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Accounts payable – related party transfer to loans payable – related party	$-	$6,253	$6,253
Accounts payable transfer to loans payable – related party	-	6,774	6,774
Proceeds from investor deposits advance to acquisition target	20,000	-	20,000
	$20,000	$13,027	$33,027

The accompanying notes are an integral part of these financial statements

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 1 - Organization and summary of significant accounting policies

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Fulucai Productions Ltd. (identified in these footnotes as “we” or “the Company”) is a Nevada corporation incorporated on March 26, 2010, and was incorporated as a television and movie production company.  The Company still holds certain assets from its television and movie business, however, on August 1, 2013 with the resignation of Mr. Robert Thayer and the appointment of Mr. Mohammad (Mo) Fazil as the sole officer and director of the Company, the Company determined to pursue acquisition opportunities in the oil and gas sector.   Further to the determination to pursue the oil and gas business, on August 12, 2013, the Company entered into a letter of intent with Blue Sky NM, Inc. (“BSN”) which was formalized by a Share Purchase Agreement between the Company and Canyon E&P Inc.  (“Vendor”) whereby the Company agreed to acquire 100% of the shares of BSN from Vendor.  BSN owns a  65% interest in certain oil and gas properties in New Mexico, including leases and equipment  including 299 wells found in leases covering over 14,000 acres.

We intend to operate in the U.S., Canada and internationally. Our fiscal year end is April 30 for financial reporting purposes.

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
October 31, 2013
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

Note 2 – Going concern:

At October 31, 2013, we had limited operations and we expect to incur development stage operating losses as we continue to develop our operating business.  We have to date been able to raise sufficient funds by way of sales of equity and loans for ongoing operations.  We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations and continue to raise funds via private placement and debt. We will need to raise additional capital for operations and to pursue our new business opportunity, the amounts of which cannot be known at this time.

The continuation of our business is dependent upon achieving success with our planned business going forward and raising funds for operations and to expand our business and ultimately having a profitable level of operations.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
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

As of February 20, 2012, the Production was completed. Production costs were approximately $11,000. The Company submitted the Production to a variety of film festivals world-wide in an attempt to have it picked up for distribution.   Effective November 15, 2012, the Company entered into a licensing and distribution agreement with ConvergTV (CGTV) whereby CTV was granted the worldwide rights and license to the movie Inevitable (the “Program”) for a period of two years commencing November 15, 2012. CGTV will get any and all License Rights, all rights of distribution, the right to copy and reproduce the Program, the right to create derivative works of the Program for the purpose of creating branding elements and short form promotional materials (“Promotional Works”), the right to sell copies, the right to import and export the Program and the Promotional Works, the right to display the Program and Promotional Works publicity, the right to transmit the Program and Promotional Works through any transmission or delivery method that exists today, or that is created in the future, to any number of devices or users, including transmission through simultaneous delivery or streaming, and the right to sublicense and/or assign some or all of these rights to others. The Company will receive a share of the revenues from revenues earned by CGTV in regard to its licensing and distribution.  There have been no revenues or expenses related to Inevitable to October 31, 2013 since the agreement with CGTV began.  The contract with Converge will expire on November 15, 2014, the Company cannot determine at this time whether any revenues will be earned or whether they will be able to renegotiate an ongoing contract.

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
October 31, 2013
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

Note 5 – Property and equipment

Property and Equipment consisted of the following at October 31, 2013 and April 30, 2013.
	October 31, 2013	April 30, 2013
Computer and equipment	$22,493	$22,493
Less accumulated depreciation/amortization	(19,051)	(15,302)
Property and equipment, net	$3,442	$7,191

Note 6 – Share Purchase Agreement

On October 3, 2013, the Company executed a Share Purchase Agreement (the “SPA”) with Canyon E&P Inc. (the “Vendor”), which is the registered and beneficial owner of all of the issued and outstanding common shares and preferred shares (collectively, the "Target Shares") in the capital of Blue Sky NM Inc  (“BSN”) a body corporate formed under the laws of the State of New Mexico  and having an office in the City of Roswell, New Mexico,  whereby the Company proposes to acquire 100% of the shares of BSN from the Vendor. BSN owns a 65% interest in certain oil and gas properties in New Mexico, including leases and equipment (the “Properties”) and 299 wells found in the leases covering over 14,000 acres.  At closing, it is contemplated that BSN will become a wholly owned subsidiary of Fulucai.

The total aggregate consideration payable by the Company to the Vendor for the Target Shares and the performance by the Vendor of its obligations under the SPA will be paid to the Vendor at Closing through the issuance to the Vendor of 65,000,000 Shares (the "Consideration Shares") in the capital stock of the Company.  The full issuance of the Consideration Shares to be issued by the Company to the Vendor are dependent on an independent reserve evaluation (currently being completed by American Energy Advisors 1) reporting a minimum value of the Properties of $40 million (based on the value of proven and 1/2 probable reserves of BSN at a 10% net present value discount).  Should the value be less than $40 million, the number of Consideration Shares to be issued by the Company to the Vendor will be reduced by one million (1,000,000) shares of every $1 million of value below $40 million for the Properties.  In any event, the minimum number of Consideration Shares to be issued by the Company to the Vendor will be 40 million shares.  As a condition of the SPA, the Company is required to cancel the current 65,000,000 share control block held by a prior officer and director of the Company such that, upon completion of the acquisition, the Company will have a total of 90,000,000 shares issued and outstanding.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 6 – Share Purchase Agreement (continued)

At Closing, the Company plans to deposit 15% of the Consideration Shares into escrow, to be released by the Company to the Vendor when all title deficiencies and cash adjustments have been satisfied in accordance with the terms of the SPA.

The Closing Date was anticipated to occur on or before October 30, 2013, unless extended by mutual consent of the Company and the Vendor.  At closing, it is planned that the Board of Directors of the Company be increased to five of which two will be the nominees of the Vendor.

During the period ended October 31, 2013, the Company made cash payments of $135,000 on behalf of BSN in order to comply with certain payment requirements of the target. As of October 31, 2013, the aforementioned transaction had not yet closed and therefore, amounts advanced to acquisition target BSN are recorded as Deposits to Acquisition Target.

Note 7 – Loans Payable

	Loan #1	Loan #2	Total

Balance, April 30, 2013	$30,000	$-	$30,000
Loan advances	-	7,504	7,504
Foreign exchange on loan	-	(54)	(54)
Balance, October 31, 2013	$30,000	$7,450	$37,450

(i)	Loan #1

During the year ended April 30, 2013, the Company received funds in the amount of $30,000 from a third party lender. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand.  During the period ended October 31, 2013, the Company accrued interest totaling $1,210 in respect of this loan.  As at October 31, 2013, the balance of accrued interest was $1,236 (April 30, 2013 - $26).

(ii)	Loan #2

During the three month period ended July 31, 2013, the Company received funds in the amount of $7,504 comprised of USD$6,000 and CAD$1,518 from a third party lender. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended October 31, 2013 the balance of accrued interest was $162.

Note 8 – Common Stock

As of October 31, 2013, the Company was authorized to issue 200,000,000 shares of common stock, par value $0.0001 common stock, of which 90,000,000 shares of common stock are issued and outstanding.

During the period ended October 31, 2013, the Company commenced a private placement and received amounts totaling $139,285 with respect to share subscription agreements from various investors for the purchase of a total of 557,140 shares of common stock at $0.25 per share. The placement is intended to raise proceeds of up to $1,500,000, with a closing date no later than December 31, 2013. As at October 31, 2013 the private placement had not yet closed and therefore amounts received under the subscription agreements are reflected on the balance sheets as “Stock subscribed and unissued”.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 9 – Stock Options

On August 1, 2013, the Company granted to its sole officer and director, Mr. Fazil a total of 2.5 million stock options at $0.25 per share, the price of shares sold under a private placement undertaken by the Company after August 1, 2013. The stock options shall vest as to one third each year from August 1, 2013 and shall expire on July 31, 2018.

The following table summarizes information concerning stock options outstanding as of October 31, 2013:

	October 31, 2013		April 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	2,500,000	0.25	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of year	2,500,000	0.25	-	-

The Company recognized a stock-based compensation expense of $208,000 with respect to the portion of options that vested on the agreement date, and has further expensed $52,000 with respect to the portion of options vested in the current three month period ended October 31, 2013. Unrecognized compensation expense related to unvested stock options as of October 31, 2013 was $364,000, which amount will be recognized quarterly  as to $52,000 per quarter until options are fully vested as of  August 1, 2015.

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when options are given for service without further recourse. The Company issued stock options during the period to its sole officer and director, which options vest over a period of three years and will be expensed over the same period.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 9 – Stock Options (continued)

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the period ended October 31, 2013:

Options Granted
August 1, 2013
Fair value of options granted	$0.25
Assumptions used:
Expected life (years) (a)	5.00
Risk free interest rate (b)	1.49%
Volatility (c)	347%
Dividend yield (d)	0.00%

a)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

Note 10 – Related Party Transactions

Both Mr. Durward, a former director and officer and the majority stockholder of the Company and Mr. Rix, a former director and officer of the Company hold gross overriding royalties on all revenues generated by the Company’s Properties. Please refer to Note 3 - Acquisition of Media Rights for further details.

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

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 10 – Related Party Transactions (continued)

As of October 31, 2013, a total of $37,154, comprised of USD$26,640 and CAD$11,000, is due and payable to a shareholder of the Company, Able Star Capital Investment Ltd. (“Able Star”).  These amounts are unsecured, bear interest at 8% per annum, and are due on demand. During the six month period ended October 31, 2013, the Company accrued interest totaling $1,614 in respect of this loan.  As at October 31, 2013 $3,273 (April 30, 2013 - $1,659) is reflected in the balance sheets as accounts payable and accrued liabilities – related party in respect of accrued and unpaid interest.

On August 1, 2013, the Company entered into a consulting agreement with Mr. Fazil, the Company’s sole officer and director for management services. The consulting agreement became effective as of August 1, 2013 and shall continue to July 31, 2015. Under the consulting agreement, the Company shall pay $10,000 a month for the first three months, $15,000 a month for the next nine months and $20,000 for the remaining 12 months of the term.  Additionally, the Company granted 2.5 million share purchase options at $0.25 per share or such price per share that shares are sold under the private placement contemplated by the Company after August 1, 2013. The stock options shall vest as to one third each year from August 1, 2013 and shall expire on July 31, 2018. During the six month period ended October 31, 2013, Mr. Fazil invoiced the company for services in the amount of $30,000, as well as reimbursable expenses totaling $9,366. The Company made cash payments of $13,085, leaving $26,281 owing to Mr. Fazil at October 31, 2013.

During the three months ended October 31, 2013, the Company received the amount of $21,000 (CAD$22,313) from Mr. Fazil as advances, which is reflected in the balance sheets as loan payable – related parties.

Note 11 - Income taxes

The provision (benefit) for income taxes for the six month period ended October 31, 2013 was as follows (assuming a 34 percent effective tax rate):

October 31, 2013
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$99,412
Deduct: stock-based compensation	(70,720)
Change in valuation allowance	(28,692)
Total deferred tax provision	$-

The Company had deferred income tax assets as of October 31, 2013, and April 30, 2013 as follows:

	October 31, 2013	April 30, 2013
Loss carryforwards	$89,537	$60,845
Less - valuation allowance	(89,537)	(60,845)
Total net deferred tax assets	$-	$-

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 11 - Income taxes (continued)

The Company provided a valuation allowance equal to the deferred income tax assets for the six month period ended October 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards. As of October 31, 2013, the Company had approximately $263,475 (April 30, 2013 - $178,958) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2030.

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at October 31, 2013 or April 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

All tax years from inception are open to examination by the Internal Revenue Services.

Note 12 - Recent accounting pronouncements

There are no new pronouncements that have current application to the Company, or may be applicable to the Company's future financial reporting.

Note 13 – Subsequent Events

On November 13, 2013, the Company revised, amended  and closed the Share Exchange Agreement between the Company and the sole shareholder of BSN.   At the closing the shareholder of BSN was Blue Sky Energy & Power, Inc. (“BSP”).  Prior to the closing Canyon assigned its rights and interests in the original Share Purchase Agreement dated October 3, 2013 to BSP for $1 and other considerations.  BSN owns 65% interest in producing and non-producing oil and gas properties in New Mexico consisting of 299 wells found in leases covering approximately 14,000 acres.  The Company issued a total of 65,000,000 shares pursuant to the closing of the acquisition on November 7, 2013.   At the closing, the parties agreed to waive the requirement for the placement of 15% of the 65,000,000 shares into escrow and agreed to undertake the increase to the board of directors to 5 persons, of which 2 are to be appointees of BSP, at the next annual general meeting of the Company.  Additionally, as the Company had received back for cancellation a total of 65,000,000 shares from a prior officer and director, the parties agreed to close without the shares having been returned to treasury.   Further the total available acreage as originally defined in the Share Purchase Agreement of October 3, 2013,  was decreased from 26,160 acres to 14,000 acres upon closing,  as it was uncertain whether certain of the acreage was deliverable due to expiry of some state leases.  The Company is taking action to re-lease the expired lands but cannot confirm how many acres will actually be re-leased to the company.

On November 4, 2013, a prior director and officer of the Company returned a total of 65,000,000 shares to the Company for cancellation.    The shares have not yet been sent to the transfer agent for cancellation..

On December 2, 2013, the Company entered into a memorandum of understanding (“MOU”) with Blue Sky Langsa Ltd. (“BSL”) whereby the Company has the right to acquire certain oil and gas interests in North Sumatra, Indonesia, including offshore leases and equipment (the “Properties”).  The asset is known as Langsa TAC and is a 77 square kilometer offshore concession in 325 feet of water depth, 55 kilometers from the North Sumatra shoreline.  The block has 2 discovered fields, known as the L and H fields, and 7 wells.  Historic sunk costs for the Langsa TAC are approximately $59.5 Million.  Mobil Oil initially made the discovery in 1980.

Fulucai Productions Ltd.
(A development stage enterprise)
Notes to the Financial Statements
October 31, 2013
(Unaudited)

Note 13 – Subsequent Events (continued)

The Company and BSL intend to enter into a formal Securities Purchase Agreement for the acquisition following accordance with normal industry standards, requisite regulatory requirements and approvals in the U.S., Canada and Indonesia.   Under the terms of the agreement, the Company will acquire 100% of the shares of BSL from the BSL shareholders for $7.5 Million consisting of $1.0 million cash at closing and $6.5 Million to be paid from 15% of cash flow (net to BSL’s interest) generated by Langsa TAC. At closing, BSL will hold a total of 65% interest in Langsa TAC.

Following execution of the MOU, the Company will proceed to conduct due diligence on BSL, including evaluation and field inspection of the Properties, prior to the execution of the SPA.  The Company hopes to finalize the Share Purchase Agreement by December 31, 2013 and close the acquisition by January 15, 2014, with an effective date of January 1, 2014.  As this is a related party transaction, the Company will engage a third party to provide a fairness opinion on BSL. At closing, the current non-independent directors and officers of BSL will resign in favor of appointees of the Company.

Subsequent to October 31, 2013, the Company received an additional $183,900 by way of share subscriptions under a private placement at $0.25 per share which is currently being undertaken by the Company.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2013, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Fulucai Productions Ltd.

Liquidity and Capital Resources

As of October  31, 2013, we had total assets of $148,836 ($11,027 as at April 30, 2013) comprised of $10,394 ($3,836 – April 30, 2013) in cash, $3,442 ($7,191 – April 30, 2013) in fixed assets, being equipment and software and $135,000 in deposits to acquisition target ($nil – April 30, 2013). This reflects an increase of $137,809 in the value of our total assets from $11,027 on April 30, 2013. The increase in assets is mainly due to the receipt of funds by way of private placement subscription agreements, from which a total of $135,000 was forwarded as deposits to an acquisition target pending the close of an acquisition agreement discussed in the notes to the financial statements contained herein, whereunder the acquisition target will become a wholly owned subsidiary of the Company.  As at October 31, 2013 the deposits provided are reflected as other current assets on our balance sheet.   As of October 31, 2013, our total liabilities increased to $156,026 from $72,985 on April 30, 2013 due to an increase in loans payable totaling $7,450, an increase in advances from related party from $37,482 as of April 30, 2013 to $58,154 as of October 31, 2013, an increase in accounts payable from $3,844 as of April 30, 2013 to $30,868 as of October 31, 2013 and an increase in accounts payable –related party from $1,659 of April 30, 2013 to $29,554 as of October 31, 2013  as we incurred additional costs for filing fees and consulting fees mainly related to reporting requirements in the Province of Alberta as well as additional costs related to our new acquisitions, which included professional fees and management fees.   The loans received were used to pay down our accounts payable and operating expenses.

During the six month periods ending October 31, 2013 and 2012 we did not generate any revenues.

We do not have sufficient working capital to satisfy our cash requirements for the next twelve months of operations and continue to raise funds via private placement and debt.

With the acquisition of its oil and gas assets, management has determined that it will concentrate its efforts on oil and gas.

We anticipate we will require a minimum of $135,000 to settle existing debt and we will require a total $3,500,000 to fund our oil and gas operations in New Mexico in 2014.  If we close the acquisition of the Indonesia asset we will need an additional $19,450,000 to fund operations, until such time as cash flow commences.  Further, we will require approximately $300,000 for general and administrative expenses and to pay the fees required to maintain our filing status with the Securities and Exchange Commission and the Alberta Securities Commission, where we are also required to file.   In total, the Company estimates in will require approximately $23,385,000 over the next twelve months.   This amount does not assume any costs for additional acquisitions, the amounts of which we cannot estimate at this time.  The Company has not determined whether to undertake further production projects at this time, but will continue to seek agreements to license its currently developed projects.     While we have received some funds through an equity private placement the Company is currently undertaking to raise a total of $1,500,000 (and intend to raise the balance of the funds required for 2014 through equity private placements, convertible debentures or bank debt), there can be no assurance that we will raise these funds or whether the funds raised will be sufficient to fund our operations for the next twelve months.  While we believe that we will be able to raise the funding required, there can be no assurance that we will be able to raise any funds or to raise all of the funds required on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to divest certain of our acquisitions or to cease the operation of the business.

Our business is dependent upon achieving success in our planned oil and gas operations as we do not anticipate that we will generate more than minimal revenue from the productions in the movie business. We are currently undertaking a private placement for funding, although there can be no assurance that our efforts will raise sufficient capital to fund our operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Our operating results for the three and six months ended October 31, 2013 as compared to October 31, 2012 are described below.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed.  In this regard, we have successfully raised additional capital through equity offerings and loan transactions in the past and presently believe we will be able to do so in the future, though we can offer no assurance of this outcome.
Revenues

During the during the three month periods ended October 31, 2013 and October 31, 2012 we did not earn any revenue.

There can be no assurance that we will generate revenues from our current business or any new business opportunities we may identify and acquire.

Expenses

Our operating results for the three months ended October 31, 2013 and October 31, 2012 are described below.

	Three months ended October 31,
	2013	2012
Operating Expenses
Depreciation	$1,875	$1,875
Professional fees	13,502	3,285
Management fee	30,000	-
Stock-based compensation	260,000	-
General and administration	15,327	2,289
Total operating expenses	320,704	7,449

Interest expense	1,502	123

Net Loss	$322,206	$7,572

Our operating losses for the three months ended October 31, 2013 increased by $313,255 from October 31, 2012 due to the acquisition of certain oil and gas assets, expenses associated with the issuance of certain stock based compensation  and increased operations related to finalizing the acquisition.  For the three months ended October 31, 2013 our operating loss was $320,704 as compared to an operating loss of $7,449 for the three month period ended October 31, 2012.  Depreciation remained constant at $1,875, however professional fees increased to $13,502 for the three months ended October 31, 2013 as compared to $3,285 for the three months ended October 31, 2012 which includes legal and audit, while general office administrative expenses increased to $15,327 for the three months ended October 31, 2013 as compared to $2,289 for the three months ended October 31, 2012.  We incurred management fees of $30,000 and expenses related to stock based compensation to management in the amount of $260,000 with no comparable management fees or stock based compensation for the three months ended October 31, 2012.   Interest expense was $1,502 for the three months ended October 31, 2013 compared to interest expense of $123 for the three months ended October 31, 2012. Net losses increased substantially with a net loss of $322,206 for the three months ended October  31, 2013 as compared to a net loss of $7,572 for the three months ended October 31, 2012.

Basic and diluted loss per share for the three months ended October 31, 2013 and 2012 was ($0.00).

	Six months ended October 31,
	2013	2012
Operating Expenses
Depreciation	$3,749	$3,749
Professional fees	27,283	14,042
Management fee	30,000	-
Stock-based compensation	260,000	-
General and administration	20,499	8,773
Total operating expenses	341,531	26,564

Interest expense	2,986	123

Net Loss	$344,517	$26,687

Our operating losses for the six months ended October 31, 2013 increased by $$314,967 from October 31, 2012 due to the acquisition of certain oil and gas assets, expenses associated with the issuance of certain stock based compensation   and increased operations related to finalizing the acquisition.  For the six months ended October 31, 2013 our operating loss was $341,531 as compared to an operating loss of $26,564 for the six month period ended October 31, 2012.  Depreciation was $3,749 at October 31, 2013 compared to $3,749 for the six months ended October 31, 2012, professional fees increased to $27,283 for the six months ended October 31, 2013 as compared to $14,042 for the six months ended October 31, 2012 which includes legal and audit, while general office administrative expenses increased to $20,499 for the six months ended October 31, 2013 as compared to $8,773 for the six months ended October 31, 2012.  We incurred management fees of $30,000 and expenses related to stock based compensation to management in the amount of $260,000 with no comparable management fees or stock based compensation for the six months ended October 31, 2012.   Interest expense was $2,986 for the six months ended October 31, 2013 compared to interest expense of $123 for the six months ended October 31, 2012. Net losses increased substantially with a net loss of $344,517 for the six months ended October 31, 2013 as compared to a net loss of $26,687 for the six months ended October 31, 2012.

Basic and diluted loss per share for the six months ended October 31, 2013 and 2012 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of October 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the period ended October 31, 2013, the Company commenced a private placement and received amounts totaling $139,285 with respect to share subscription agreements from various investors for the purchase of a total of 557,140 shares of common stock at $0.25 per share.  Subsequent to the period, the Company received an additional $183,900 in subscriptions. The placement is intended to raise proceeds of up to $1,500,000, with a closing date no later than December 31, 2013. As at the date of this filing the private placement has not yet closed and no shares have yet been issued.  The funds received are to be treated as an interest free loan to the Company until such time as the subscription is accepted and the shares have been issued to the subscribers.

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
Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 18, 2011.
10.7	Assignment Agreement between the Company and SFT Diversified Global LLC dated April 4, 2012.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2012.
10.8	Acquisition Agreement dated June 29, 2012 between the Company and Equine Venture Group Inc. and Jennifer Serek.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 6, 2012.
10.9	Licensing and Distribution Agreement dated November 15, 2012 between the Company and ConvergTV.	Filed herewith
10.10	Conditional Memorandum of Understanding between the Company and Blue Sky NM, Inc. dated August 12, 2013.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 13, 2013.
10.11	Share purchase agreement between the Company and Canyon E&P Inc., including the investment agreement underlying the share purchase agreement.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.
10.12	Share Purchase Agreement between the Company and Blue Sky Energy and Power Inc.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 14, 2013.
10.13	Memorandum of Understanding between the Company and Blue Sky International Holdings Inc.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 6, 2013.
10.14	Form of Private Placement Subscription Agreement	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULUCAI PRODUCTIONS LTD.

Date:	December 23, 2013	By:	/s/ Mohammad Fazil
		Name:	Mohammad Fazil
		Title:	Principal Executive Officer and Principal Financial Officer